Form 10-Q
period 1996-03-31
ESKIMO PIE CORP
filed 1996-05-14
CIK 787520

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)                      FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

                                       OR

       [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19867

                             ESKIMO PIE CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                        54-0571720
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification Number)

                  901 Moorefield Park Drive, Richmond, VA 23236

                    (Address of Principal Executive Offices)

 Registrant's telephone number, including area code     (804) 560-8400

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1995.

               Class                            Outstanding at April 30, 1996

               -----                            -----------------------------
    Common Stock, $1.00 Par Value                         3,479,183

                             ESKIMO PIE CORPORATION

                                      Index

                                                                    Page Number

 Part I.       Financial Information

    Item 1.    Financial Statements

               Consolidated Condensed Balanced Sheets
               March 31, 1996 and December 31, 1995                          1

               Consolidated Condensed Statements of Income
               Three Months Ended March 31, 1996 and 1995                    2

               Consolidated Condensed Statements of Cash Flows
               Three Months Ended March 31, 1996 and 1995                    3

               Notes to Consolidated Condensed Financial Statements          4

    Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           5

 Part II.    Other Information

    Item 6.    Exhibits and Reports on Form 8-K                              8

                             Eskimo Pie Corporation
               Consolidated Condensed Balance Sheets ( Unaudited )

                                                                  March 31,  December 31,
                                                                    1996       1995
                                                                     (In thousands)
                                                                   ______     _______

ASSETS

Current  assets:

      Cash  and  cash  equivalents                                    $767         $717
      Receivables                                                   13,207        8,695
      Inventories                                                    6,939        5,323
      Prepaid  expenses                                              1,342        1,375
                                                                     -----        -----
           Total  current  assets                                   22,255       16,110

Property,  plant  and  equipment - net                               8,881        9,055
Goodwill  and  other  intangibles                                   18,601       18,864
Other  assets                                                        1,740        1,843
                                                                     -----        -----
                                                                   $51,477      $45,872
                                                                   =======      =======

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current  liabilities:

      Short  term  borrowings                                       $3,900       $1,200
      Accounts  payable                                              4,591        3,592
      Accrued  advertising  and  promotion                           1,466          975
      Accrued  compensation  and  related  amounts                     245          430
      Other  accrued  expenses                                         342          542
      Income  taxes                                                    975          178
                                                                       ---          ---
           Total  current  liabilities                              11,519        6,917

Long  term  debt                                                     6,000        6,000
Convertible  subordinated  notes                                     3,800        3,800
Postretirement  benefits  and  other                                 3,520        3,468

Stockholders'  equity:

      Common  stock                                                  3,478        3,475
      Additional  capital                                            4,671        4,620
      Retained  earnings                                            18,489       17,592
                                                                    ------       ------
           Total  stockholders'  equity                             26,638       25,687
                                                                    ------       ------
                                                                   $51,477      $45,872
                                                                   =======      =======

                                Eskimo Pie Corporation
               Consolidated Condensed Statements of Income ( Unaudited )

                                                        Three months ended
                                                             March 31,

                                                        1996         1995

                                                       ------       -------
                                              (In thousands, except share data)

Net  sales                                            $19,769      $18,953
Cost  of  products  sold                               12,008       11,152
                                                       ------       ------
      Gross  profit                                     7,761        7,801

Advertising  and  sales  promotion                      3,270        3,581
General  and  administrative                            2,595        2,356
                                                        -----        -----
      Operating  income                                 1,896        1,864

Interest  income                                           29           61
Interest  expense  and  other                            (182)        (216)
                                                         ----         ----

      Income  before  income  taxes                     1,743        1,709

Income  taxes                                             672          674
                                                          ---          ---

      Net  income                                      $1,071       $1,035
                                                       ======       ======

Per  common  share
      Primary

           Weighted  average  number  of
                 common  shares  outstanding        3,476,221    3,474,585

                                                    ---------    ---------
           Net  income                                  $0.31        $0.30
                                                        =====        =====

      Fully  diluted
           Weighted  average  number  of
                 common  shares  outstanding        3,638,788    3,637,152

           Net  income                                  $0.30        $0.29
                                                        =====        =====

Cash  dividend                                          $0.05        $0.05
                                                        =====        =====

                                Eskimo Pie Corporation
            Consolidated Condensed Statements of Cash Flows ( Unaudited )


                                                                    Three months ended
                                                                         March 31,

                                                                     1996        1995

                                                                    ( In thousands )


Operating  activities

   Net  income                                                     $1,071       $1,035

   Adjustments to reconcile net income to net cash provided by operating activities :

      Depreciation  and  amortization                                 615          600
      Deferred  income  taxes  and  other                            (123)         (49)
      Increase  in  receivables                                    (4,512)      (3,396)
      Increase  in  inventories                                    (1,333)      (1,389)
      Increase  in  accounts  payable
         and  accrued  expenses                                     1,901        1,220
                                                                    -----        -----

   Net  cash  used  in  operating  activities                      (2,381)      (1,979)

Investing  activities
   Acquisition  of  business and

      intangible  assets  -  net  of  cash  acquired                  (78)      (6,124)
   Capital  expenditures                                             (167)        (274)
   Sale  of  short  term  investments                                  --          195
   Other                                                              150         (348)
                                                                      ---         ----


   Net  cash  used  in  investing  activities                         (95)      (6,551)


Financing  activities

   Payment  of  cash  dividends                                      (174)        (173)
   Borrowings                                                       2,700        5,425
   Principal  payment  on  long-term  debt                             --          (44)
                                                                     -----       ------


   Net  cash  provided  by  financing  activities                   2,526        5,208
                                                                    -----        -----


Increase  (decrease)  in  cash  and  cash  equivalents                 50       (3,322)

Cash  and  cash  equivalents  at  beginning  of  period               717        4,797
                                                                      ---        -----


Cash  and  cash  equivalents  at  end  of  period                    $767       $1,475
                                                                     ====       ======

                             ESKIMO PIE CORPORATION

              Notes to Consolidated Condensed financial statements

 NOTE A - SIGNIFICANT ACCOUNTING POLICIES
             BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of March 31, 1996, and its results of operations for the three months ended March 31, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1995 Annual Report to Stockholders.

 NOTE B-INVENTORIES

      Classifications of inventories are as follows:

                                                March 31,  December 31,
                                                   1996        1995

                                                  (In thousands)

 Finished goods                                  $4,403       $3,802
 Raw materials and packaging supplies             3,757        2,631
                                                -------      -------
     Total FIFO inventories                       8,160        6,433

 LIFO reserves                                   (1,221)      (1,110)
                                                -------      -------
                                                 $6,939       $5,323

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

 INTRODUCTION

             The Company markets, primarily through a national network of licensed manufacturers, a broad range of frozen novelty, frozen yogurt, ice cream and sorbet products under the ESKIMO PIE, Welch's, Weight Watchers, SnackWell's, OREO and RealFruit brand names. The Company also manufactures and markets ingredients and packaging to the dairy industry.

 RESULTS OF OPERATIONS

        The following table sets forth the composition of the consolidated statements of income as a percentage of net sales:

                                                    Three Months Ended
                                                           March 31,
                                                    1996            1995

Net sales                                           100.0%           100.0%

Cost of sales                                        60.7             58.8
                                                   -----            -----
   Gross profit                                      39.3             41.2

Advertising and sales promotion                      16.6             18.9
General & administrative                             13.1             12.4
                                                   -----            -----
   Operating income                                   9.6              9.9

Interest and other-net                                (.8)             (.8)

   Income before income taxes                         8.8              9.1

Income taxes                                          3.4              3.6
                                                    -----            -----

   Net income                                         5.4%             5.5%
                                                    =====            =====

 NET SALES AND GROSS PROFIT

    Net sales by brand or item consisted of the following:

                                                 Three Months Ended
                                                      March 31,

                                  ------------------------------------------
    Brand or Item                       1996                  1995
    -------------                 ---------------      ---------------------
Company owned brands             $ 7,855     39.7%      $11,551      60.9%
Sublicensed brands                 8,847     44.8         4,449      23.5
Flavors, packaging and other       3,067     15.5         2,953      15.6
                                 -------    -----       -------     -----
                                 $19,769    100.0%      $18,953     100.0%
                                 =======    =====       =======     =====


        According to Information Resources, Inc., sales in the frozen desert market were down 3% to 5% due to the severe winter weather during the quarter. Also contributing to the decline in the sale of Company owned brands were the continuing formulation changes and equipment installations relating to the Reduced Fat Eskimo Pie line.

        Sales of sublicensed brands almost doubled for the quarter reflecting the introduction of the SnackWell's and OREO products and the inclusion of the RealFruit line of products. This increase more than offset the decline in Company owned brands, resulting in an overall increase of 4% in the sale of branded products.

        Flavors, packaging and other sales increased 3.9% during the first quarter. As a result of the above, total sales increased 4.3% for the first quarter.

        As a percent of sales, gross profit decreased to 39.3% for the quarter from 41.2% for the same period in 1995. The change in the gross profit margin resulted from a change in product mix due to the aforementioned increase in sales of sublicensed brands. The lower gross profit margins on sublicensed brands reflect the costs associated with the the rights to utilize these brand names.

 EXPENSES AND OTHER INCOME

        Contributing to the decrease in advertising and sales promotion expense is the strength of the Nabisco brand name which has required, on a relative basis, lower fixed introductory costs as well as a change to volume based promotional commitments during the year.

        General and administrative expenses increased from 12.4% to 13.1% of sales for the quarter partially due to start-up costs incurred in conjunction with the introduction and expansion of the Nabisco and Reduced Fat Eskimo Pie lines of products.

OPERATING OUTLOOK

         Licensing sales should benefit from the introduction and expansion of the aforementioned new products, however, the Company also anticipates a corresponding increase in expenses. Management believes that new product introductions, as well as recently implemented package redesigns and new promotional activity, should stimulate sales and provide for a more favorable mix of sales between sublicensed and Company owned brands.

LIQUIDITY AND CAPITAL RESOURCES

        The following is a summary of the cash flows of the Company:

                                                            Three Months Ended

                                                           March 31,
                                                             1996          1995

Cash used in operations                                    ($2,381)     ($1,979)
Acquisition of business and intangible assets                  (78)      (6,124)
Capital expenditures                                          (167)        (274)
Borrowings                                                   2,700        5,425
Cash dividends paid                                           (174)        (173)
Proceeds from sale of stock and short term investments        --            229
Principal payments and other                                   150         (426)
                                                           -------      -------
Increase (decrease) in cash and cash equivalents           $    50      ($3,322)
                                                           =======      =======


        The use of cash in operations is attributable to seasonal working capital requirements.

        The Company believes that the existing equity, cash generated from operations and funds available under its borrowing arrangements provide sufficient funds and financial flexibility to support its on going business, strategic objectives and debt repayment requirements.

        On May 1, 1996, the Board of Directors declared the Company's 14th consecutive quarterly cash dividend of $.05 per share payable on July 3, 1996 to shareholders of record on June 14, 1996. While the Company anticipates that a regular quarterly dividend will continue, the amount and timing of any future dividend will depend on the general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and other factors deemed relevant by the Board of Directors.

                           PART II, OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K

        a.   Exhibits:

             Exhibit 27.  Financial data schedule.

        b.   Reports on Form 8-K: None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ESKIMO PIE CORPORATION

 Date: _________________________ 1996          By ____________________________

                                                 David V. Clark
                                                 Chairman, of the Board,
                                                 President and
                                                 Chief Executive Officer

 Date: _________________________ 1996         By _____________________________

                                                 Thomas M. Mishoe, Jr.
                                                 Chief Financial Officer

 Date: _________________________ 1996         By _____________________________

                                                 Larry F. English
                                                 Controller