Form 10-Q
period 1996-06-30
ESKIMO PIE CORP
filed 1996-08-14
CIK 787520

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)                                           FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19867

                             ESKIMO PIE CORPORATION
             (Exact name of registrant as specified in its charter)

         Virginia                               54-0571720
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification Number)

                  901 Moorefield Park Drive, Richmond, VA 23236
                    (Address of Principal Executive Offices)

  Registrant's telephone number, including area code     (804) 560-8400

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996.

                Class                           Outstanding at July 31, 1996
                -----                           ----------------------------
     Common Stock, $1.00 Par Value                       3,444,586

                             ESKIMO PIE CORPORATION

                                      Index

                                                                         Page
                                                                         Number
  Part I.         Financial Information

     Item 1.      Financial Statements

                  Consolidated Condensed Balanced Sheets
                  June 30, 1996 and December 31, 1995                      1

                  Consolidated Condensed Statements of Income
                  Three and Six Months Ended June 30, 1996 and 1995        2

                  Consolidated Condensed Statements of Cash Flows
                  Three and Six Months Ended June 30, 1996 and 1995        3

                  Notes to Consolidated Condensed Financial Statements     4

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      5

  Part II.        Other Information

     Item 4.      Submission of Matters to a Vote of Security Holders      7

     Item 6.      Exhibits and Reports on Form 8-K                         8

                             Eskimo Pie Corporation
              Consolidated Condensed Balance Sheets ( Unaudited )

                                                        June 30,   December 31,
                                                          1996         1995
                                                             (In thousands)
ASSETS

Current  assets  :
       Cash  and  cash  equivalents                      $   968      $   717
       Receivables                                        12,037        8,695
       Inventories                                         7,417        5,323
       Prepaid  expenses                                   2,060        1,375
                                                          ------        -----
             Total  current  assets                       22,482       16,110

Property,  plant  and  equipment - net                     8,819        9,055
Goodwill  and  other  intangibles - net                   18,390       18,864
Other  assets                                              1,720        1,843
                                                         -------      -------
                                                         $51,411      $45,872
                                                         =======      =======
LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current  liabilities:
       Short  term  borrowings                           $ 1,500      $ 1,200
       Accounts  payable                                   4,454        3,592
       Accrued  advertising  and  promotion                2,830          975
       Accrued  compensation  and  related  amounts          448          430
       Other  accrued  expenses                              533          542
       Income  taxes                                         530          178
                                                          ------        -----
             Total  current  liabilities                  10,295        6,917

Long  term  debt                                           6,000        6,000
Convertible  subordinated  notes                           3,800        3,800
Postretirement  benefits  and  other                       3,584        3,468

Stockholders'  equity:
       Common  stock                                       3,455        3,475
       Additional  capital                                 4,267        4,620
       Retained  earnings                                 20,010       17,592
                                                         -------      -------
             Total  stockholders'  equity                 27,732       25,687
                                                         -------      -------
                                                         $51,411      $45,872
                                                         =======      =======

                             Eskimo Pie Corporation
            Consolidated Condensed Statements of Income (Unaudited)

                                                                         Three months ended       Six months ended
                                                                                 June 30,              June 30,

                                                                        1996         1995          1996         1995
                                                                             (In thousands, except share data)
      Net  sales                                                         $25,324      $29,800       $45,093      $48,753
      Cost  of  products  sold                                            15,064       16,249        27,072       27,401
                                                                         -------      -------       -------      -------
            Gross  profit                                                 10,260       13,551        18,021       21,352

      Advertising  and  sales  promotion                                   4,346        6,400         7,616        9,981
      General  and  administrative                                         3,046        2,793         5,641        5,149
                                                                          ------       ------        ------       ------

            Operating  income                                              2,868        4,358         4,764        6,222

      Interest  income                                                        34           38            63           99
      Interest  expense  and  other                                         (172)        (209)         (354)        (425)
                                                                           -----        -----         ------       ------

            Income  before  income  taxes                                  2,730        4,187         4,473        5,896

      Income  taxes                                                        1,036        1,620         1,708        2,294
                                                                           -----        -----         -----        ------

            Net  income                                                  $ 1,694      $ 2,567       $ 2,765      $ 3,602
                                                                          ======       ======        ======       ======




      Per  common  share
            Primary

                 Weighted  average  number  of
                       common  shares  outstanding                     3,471,601    3,475,603     3,473,911    3,475,097

                 Net  income                                               $0.49        $0.74         $0.80        $1.04
                                                                           =====        =====         =====        =====


            Fully  diluted
                 Weighted  average  number  of
                       common  shares  outstanding                     3,634,168    3,638,170     3,636,478    3,637,664

                 Net  income                                               $0.47        $0.71         $0.77        $1.00
                                                                           =====        =====         =====        =====

      Cash  dividends                                                      $0.05        $0.05         $0.10        $0.10
                                                                           =====        =====         =====        =====


                             Eskimo Pie Corporation
         Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                            Six months ended
                                                                 June 30,
                                                             1996       1995
                                                               (In thousands)

Operating  activities
    Net  income                                               $2,765    $3,602

    Adjustments to reconcile net income to net cash provided by (used in) operating activities:

       Depreciation  and  amortization                         1,250     1,274
       Deferred  income  taxes  and  other  assets              (179)      (55)
       Increase  in  receivables                              (3,342)   (6,561)
       Increase  in  inventories and prepaid expenses         (2,469)   (2,549)
       Increase  in  accounts  payable
          and  accrued  expenses                               3,078     3,748
                                                              ------     -----

    Net cash provided  by  (used  in)  operating activities    1,103      (541)


Investing  activities
    Acquisition  of  business and
       intangible  assets  -  net  of  cash  acquired           (110)   (6,330)
    Capital  expenditures                                       (441)     (534)
    Sale  of  short  term  investments                             -       345
    Other                                                        172       (91)
                                                                ----     ------

    Net  cash  used  in  investing  activities                  (379)   (6,610)


Financing  activities

    Payment  of  cash  dividends                                (347)     (347)
    Borrowings  -  net                                           300     3,975
    Repurchase  of  common  stock                               (426)
                                                              ------     ------

    Net cash (used in) provided by financing activities         (473)    3,584
                                                              ------     ------

Decrease  (increase)  in  cash  and  cash  equivalents           251    (3,567)

Cash  and  cash  equivalents  at  beginning  of  period          717     4,797
                                                               -----     ------

Cash  and  cash  equivalents  at  end  of  period               $968    $1,230
                                                               -----     ------
                                           3

                             ESKIMO PIE CORPORATION
              Notes to Consolidated Condensed financial statements

  NOTE A - SIGNIFICANT ACCOUNTING POLICIES
                BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of June 30, 1996 and its results of operations for the three and six months ended June 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1995 Annual Report.

  NOTE B-INVENTORIES

       Classifications of inventories are as follows:

                                                 June 30,       December 31,
                                                   1996             1995

                                                      (In thousands)

  Finished goods                                  $4,912          $3,802
  Raw materials and packaging supplies             3,655           2,631
                                                   -----         -------
      Total FIFO inventories                       8,567           6,433

  LIFO reserves                                   (1,150)         (1,110)
                                                   -----          -------
                                                  $7,417          $5,323
                                                  =======         ======

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

  RESULTS OF OPERATIONS

  Net Sales And Gross Profit

         Mild weather and higher costs for licensee ingredients continue to impact the frozen dessert market which posted, in some categories, double digit sales declines during the first six months of the year. Additionally, fewer licensees resulted in lower licensee inventories and thus, reduced sales. These sales declines, in combination with the slow start of the reformulated line of NutraSweet products, resulted in the overall sales decrease noted for the quarter and six months ended June 30, 1996.

         There has been strong trade acceptance of the SnackWell's and OREO products, introduced beginning in December 1995, and the incremental sales resulting from these products helped to mitigate the sales decline discussed above. Six month results were also favorably impacted by the inclusion of RealFruit sales for the entire period in 1996 (only three months were included in the comparable 1995 period) which offset the impact resulting from the sale of Weight Watchers finished goods which were acquired and sold by the Company upon execution of the respective licensing agreement in the first half of 1995.

         Flavors, packaging and other sales increased 22.3% for the quarter and 13.3% for the six months ending June 30, 1996 as a result of increased private label flavors and packaging activity.

         Gross profit, as a percent of sales, decreased during both the quarter and six month periods primarily as a result of changing product mix. Sublicensed brand sales, which have increased as a percentage of sales, historically provide lower gross margins due to the royalty costs associated with the rights to use these brand names.

  Expenses and Other Income

         Advertising and sales promotion expense decreased during the second quarter and six months of 1996 due largely to the decline in sales volume discussed above. The Company reimburses the retail trade for certain variable promotional costs and as fewer products are sold through at retail, the Company has reduced expense.

         General and administrative costs increased during the second quarter due primarily to charges associated with a reduction in force. These steps were taken in late June consistent with the Company's intent to reduce expenses in response to market conditions. General and administrative costs for the six months ended June 30, 1996 also increased as a result of first quarter start-up costs associated with the Nabisco and Reduced Fat Eskimo Pie products.

  OPERATING OUTLOOK

          During the second half of the year, the Company plans to increase its marketing efforts relative to its reformulated Reduced Fat Eskimo Pie lines. Additional advertising and sales promotion expenditures are also planned for the sublicensed products which should stimulate consumer activity surrounding these nationally recognized brands. Management believes that this high level of expenditures is necessary to support the long term growth of these brands and the Company.

  LIQUIDITY AND CAPITAL RESOURCES

         The Company maintained its strong financial position with an approximate 80% increase in working capital at June 30, 1996 as compared to the same period in 1995. This increase relates primarily to the repayment of approximately $2.5 million of short term borrowings in the past twelve months. The existing cash generated from operations and funds available under borrowing arrangements continue to provide sufficient funds and financial flexibility to support the Company's ongoing business, strategic objectives and debt repayment requirements.

         On May 31, 1996, the Company's Board of Directors increased its authorization to repurchase the common stock of the Company by 112,000 shares which, when combined with previously approved repurchase authorizations, would allow the Company to repurchase up to 348,000 shares or 10% of the outstanding stock. During June 1996, the Company acquired 25,000 shares of common stock under the Board authorization.

                           PART II, OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders

        (a) At the Annual Meetings of Shareholders of the Company held on May 1, 1996, 2,858,349 of the Company's 3,477,919 shares were present in person or by proxy and entitled to vote, which constituted a quorum.

        (b) At the Annual Meeting, the following nominees were elected to serve until the 1997 Annual Meeting:

                  David V. Clark
                  Terrence D. Daniels
                  Arnold H. Dreyfuss
                  William M. Fariss, Jr.
                  Wilson H. Flohr, Jr.
                  F. Claiborne Johnston, Jr.

        (c) At the Annual Meeting, the following matters were voted upon and received the vote set forth below:

                  (1) Election of Directors. Provided that a quorum is present, the nominees receiving the greatest number of votes cast are elected as directors and, as a result in tabulating the vote, votes withheld have no effect upon the election of directors. Each nominee for director was elected, having received the following vote:

     Nominee                           FOR                     WITHHELD
     -------
     David V. Clark                    2,737,240               121,109
     Terrence D. Daniels               2,736,940               121,409
     Arnold H. Dreyfuss                2,736,540               121,809
     William M. Fariss, Jr.            2,737,140               121,209
     Wilson H. Flohr, Jr.              2,737,240               121,109
     F. Claiborne Johnston, Jr.        2,737,020               121,329

                  (2) Approval of the 1996 Incentive Stock Plan. Provided that a quorum is present, approval of the 1996 Incentive Stock Plan requires the affirmative vote of a majority of shares present and entitled to vote, and as a result, in tabulating the vote, abstentions have the effect of a vote against the proposal, while broker non-votes have no effect on the vote. The Plan, including the options previously granted thereunder, was approved, having received the following vote:

                  FOR:                  1,804,943
                                        ---------
                  AGAINST:                181,440
                                          -------
                  ABSTAIN:                 23,531
                                           ------
                  NON-VOTES:              848,435
                                          -------

         (3) Proposal to Approve Change in the Company's State of Incorporation. Provided that a quorum is present, approval of the reincorporation proposal requires the affirmative vote of a majority of all outstanding shares, and as a result, in tabulating the vote, abstentions and broker non-votes have the effect of votes against the proposal. The proposal was approved, having received the following vote:

                  FOR:                  1,928,357
                                        ---------
                  AGAINST:                 42,605
                                           ------
                  ABSTAIN:                 38,952
                                           ------
                  NON-VOTES:              848,435
                                          -------

         (4) Ratification of Designation of Ernst & Young LLP as Auditors for the Current Year. Provided that a quorum is present, ratification of auditors requires the affirmative vote of a majority of the shares present and entitled to vote and, as a result, in tabulating the vote, abstentions have the effect of a vote against ratification. Designation of the auditors was approved, having received the following vote:

                  FOR:                  2,849,835
                                        ---------
                  AGAINST:                  5,534
                                            -----
                  ABSTAIN:                  2,980
                                            -----


  Item 6. Exhibits and Reports on Form 8-K

         (a)       Exhibits:

                  2. Agreement and Plan of Merger dated as of March 15, 1996 by and between Eskimo Pie Corporation and EPC of Virginia Inc., incorporated herein by reference to Exhibit B to the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

                  3.     (i)   Amended and Restated Articles of Incorporation of
  Eskimo Pie Corporation, incorporated herein by reference to Exhibit C to the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

                         (ii) Amended and Restated Bylaws of Eskimo Pie Corporation, filed herewith.

                  10.6   Executive Severance Agreement between the Company and
  V. Stephen Kangisser dated May 15, 1996 filed herewith.

                  10.7 1996 Incentive Stock Plan, incorporated herein by reference to Exhibit A to the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

                  27.    Financial Data Schedules, filed herewith

         (b)       Reports on Form 8-K:  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ESKIMO PIE CORPORATION

  Date:       July 15, 1996                      By /s/ David V. Clark
       ---------------------------                  ---------------------------
                                                    David V. Clark
                                                    Chairman of the Board,
                                                    President and
                                                    Chief Executive Officer


  Date:       July 15, 1996                      By /s/ Thomas M. Mishoe, Jr.
       ---------------------------                  ---------------------------
                                                    Thomas M. Mishoe, Jr.
                                                    Chief Financial Officer

  Date:       July 15, 1996                      By /s/ William T. Berry, Jr.
       ---------------------------                  ---------------------------
                                                    William T. Berry, Jr.
                                                    Director Accounting Services