Form 10-Q
period 1996-09-30
ESKIMO PIE CORP
filed 1996-11-14
CIK 787520

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

   (Mark One)                      FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  Commission File Number 0-19867

                             ESKIMO PIE CORPORATION
             (Exact name of registrant as specified in its charter)


         Virginia                                    54-0571720
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification Number)

                 901 Moorefield Park Drive, Richmond, VA 23236
                    (Address of Principal Executive Offices)

  Registrant's telephone number, including area code     (804) 560-8400


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.

               Class                            Outstanding  at October 31, 1996
   Common Stock, $1.00 Par Value                             3,444,586

                             ESKIMO PIE CORPORATION
                                     Index

                                                                           Page Number

  Part I.         Financial Information

     Item 1.      Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                  September 30, 1996 and December 31, 1995                       1

                  Condensed Consolidated Statements of Income
                  Three and Nine Months Ended September 30, 1996 and 1995        2

                  Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and 1995                  3

                  Notes to Condensed Consolidated Financial Statements           4

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            5

  Part II.        Other Information

     Item 5.      Other Information                                              8

     Item 6.      Exhibits and Reports on Form 8-K                               8


                             ESKIMO PIE CORPORATION
               Condensed Consolidated Balance Sheets (Unaudited)



                                                             September 30,              December 31,
                                                                  1996                      1995
                                                         ----------------------    -----------------------
                                                                          (In thousands)
 Assets:

 Current  assets:
         Cash  and  cash  equivalents                       $             3,222       $               717
         Receivables                                                      5,574                     8,695
         Inventories                                                      5,543                     5,323
         Prepaid  expenses                                                2,391                     1,375
                                                            -------------------       --------------------
               Total  current  assets                                    16,730                    16,110

 Property,  plant  and  equipment - net                                   7,791                     9,055
 Goodwill  and  other  intangibles - net                                 18,191                    18,864
 Other  assets                                                            1,725                     1,843
                                                            -------------------       --------------------

               Total assets                                 $            44,437       $            45,872
                                                            ===================       ====================

 Liablities and Stockholders' Equity:

 Current  liabilities  :
         Short  term  borrowings                            $                 -       $             1,200
         Accounts  payable                                                2,152                     3,592
         Accrued  advertising  and  promotion                             2,374                       975
         Accrued  compensation  and  related  amounts                       996                       430
         Other  accrued  expenses                                           924                       542
         Income  taxes                                                        -                       178
         Current portion of long term debt                                  286                         -
                                                            --------------------      --------------------
               Total  current  liabilities                                6,732                     6,917

 Long term debt                                                           5,714                     6,000
 Convertible  subordinated  notes                                         3,800                     3,800
 Postretirement  benefits  and  other                                     3,589                     3,468

 Stockholders'  equity  :
         Common  stock                                                    3,445                     3,475
         Additional  capital                                              4,121                     4,620
         Retained  earnings                                              17,036                    17,592
                                                            --------------------      --------------------
               Total  stockholders'  equity                              24,602                    25,687

               Total liabilities and stockholders' equity   $            44,437       $            45,872
                                                            ====================      ====================

                             ESKIMO PIE CORPORATION
            Condensed Consolidated Statements of Income (Unaudited)


                                                         Three months ended                             Nine months ended
                                                           September 30,                                  September 30,
                                                 ------------------------------------         -------------------------------------

                                                       1996                1995                      1996                1995
                                                 ---------------      ---------------         -------------------   ---------------
                                                                           (In thousands, except share data)

 Net  sales                                      $       16,898       $       19,745           $           61,991   $        68,498
 Cost  of  products  sold                                11,726               11,805                       38,798            39,206
                                                 ---------------      ---------------         -------------------   ---------------
        Gross  profit                                     5,172                7,940                       23,193            29,292

 Advertising  and  sales  promotion                       5,741                3,397                       13,357            13,378
 General  and  administrative                             3,107                2,317                        8,748             7,466
                                                 ---------------      ---------------         -------------------   ---------------
        Operating  income (loss)                         (3,676)               2,226                        1,088             8,448

 Interest  income                                            88                   37                          151               136
 Loss on disposal of fixed assets                          (777)                   -                         (777)                -
 Interest  expense  and  other                             (159)                (182)                        (513)             (607)
                                                 ---------------      ---------------         -------------------   ---------------
        Income  (loss) before  income  taxes             (4,524)               2,081                          (51)            7,977

 Income  taxes                                           (1,725)                 806                          (17)            3,100
                                                 ---------------      ---------------         -------------------   ---------------
        Net  income (loss)                       $       (2,799)      $        1,275           $              (34)  $         4,877
                                                 ===============      ===============         ===================   ===============


 Per  common  share
        Primary
               Weighted average number of
                common shares outstanding             3,446,216            3,475,277                    3,464,612         3,475,157

               Net  income (loss)                $        (0.81)      $         0.37           $            (0.01)  $          1.40
                                                 ===============      ===============         ===================   ===============


        Fully  diluted
               Weighted average number of
                common shares outstanding              3,608,783           3,637,844                    3,627,179         3,637,724

               Net  income (loss)                $         (0.77)     $         0.36           $             0.01   $          1.36
                                                 ===============      ===============         ===================   ===============


 Cash  dividends                                 $          0.05      $         0.05           $             0.15   $          0.15
                                                 ===============      ===============         ===================   ===============

                             ESKIMO PIE CORPORATION
          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                               Nine months ended
                                                                                                  September 30,
                                                                                         -------------------------------
                                                                                             1996             1995
                                                                                         --------------   --------------
                                                                                                 (In thousands)
Operating  activities
       Net  income (loss)                                                                    $     (34)       $   4,877

       Adjustments  to  reconcile  net  income (loss) to  net  cash provided  by  operating  activities :
              Depreciation  and  amortization                                                    1,894            1,865
              Loss on disposal of fixed assets                                                     777                -
              Deferred  income  taxes  and  other assets                                          (213)             248
              Decrease (increase) in receivables                                                 3,121             (744)
              Increase  in  inventories and prepaid expenses                                      (926)          (3,239)
              Increase (decrease)  in  accounts  payable and accrued expenses                      729             (413)
                                                                                         --------------   --------------

       Net cash provided  by  operating activities                                               5,348            2,594

Investing  activities
       Acquisition  of  business and
              intangible  assets  -  net  of  cash  acquired                                      (161)          (6,364)
       Capital  expenditures                                                                      (552)            (795)
       Sale  of  short  term  investments                                                            -              345
       Other                                                                                       174             (320)
                                                                                         --------------   --------------

       Net  cash  used  in  investing  activities                                                 (539)          (7,134)

Financing  activities
       Payment  of  cash  dividends                                                               (521)            (521)
       Borrowings and (repayments)  -  net                                                      (1,200)           1,556
       Repurchase  of  common  stock                                                              (583)               -
                                                                                         --------------   --------------

       Net  cash  (used  in)  provided  by  financing  activities                               (2,304)           1,035
                                                                                         --------------   --------------

Increase  (decrease)  in  cash  and  cash  equivalents                                           2,505           (3,505)

Cash  and  cash  equivalents  at  beginning  of  period                                            717            4,797
                                                                                         --------------   --------------

Cash  and  cash  equivalents  at  end  of  period                                            $   3,222        $   1,292
                                                                                         ==============   ==============

                             ESKIMO PIE CORPORATION
              Notes to Condensed Consolidated Financial Statements


  NOTE A - SIGNIFICANT ACCOUNTING POLICIES, BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 1996 and its results of operations for the three and nine months ended September 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1995 Annual Report.


  NOTE B - INVENTORIES

         Classifications of inventories are as follows:

                                                    September 30,  December 31,
                                                        1996           1995
                                                    -------------  ------------
                                                           (In thousands)

  Finished goods                                       $3,387          $3,802
  Raw materials and packaging supplies                  3,266           2,631
                                                        -----          ------
      Total FIFO inventories                            6,653           6,433

  LIFO reserves                                        (1,110)         (1,110)
                                                        -----          ------
                                                       $5,543          $5,323
                                                        =====          ======


  NOTE C - SPECIAL THIRD QUARTER CHARGES

         During the third quarter of 1996, the Company recorded special charges not identifiable with preceding interim periods of approximately $2,398,000. The largest of these special charges include accruals relating to severance commitments associated with a recent change in executive management ($593,000), the disposal of certain equipment leased to one of our licensees ($725,000) and the disposal of licensee and Company held inventories which did not sell during the quarter and appear to have no future recoverability ($920,000). After related tax benefits, the special charges reduced net income by approximately $1,482,000.

                             ESKIMO PIE CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

  INTRODUCTION
         The Company markets, primarily through a national network of licensed manufacturers, a broad range of frozen novelty, frozen yogurt, ice cream and sorbet products under the ESKIMO PIE, Welch's, Weight Watchers, SnackWell's, OREO and RealFruit brand names. The Company also manufactures and markets ingredients and packaging to the dairy industry.

         The Company's net loss for the third quarter of 1996 is primarily attributable to the continued softening of sales in its principal markets, related inventory and equipment write-offs and a severance accrual related to a recent change in executive management. During the quarter, the Company also incurred $1.0 million of additional expense associated with incremental advertising and sales promotion activities to stimulate sales of its licensed and sublicensed products. Exclusive of the third quarter write-offs and 1996 severance accruals, which total $1.5 million after related tax benefits, the Company would have reported a net loss of $1.3 million ($0.36 per share on a fully diluted basis) for the third quarter of 1996 and net income of $1.6 million ($0.44 per share on a fully diluted basis) for the nine months ended September 30, 1996. Additional details are provided below.

  RESULTS OF OPERATIONS

  Net  Sales And Gross Profit
         The ice cream industry has had a disappointing year as a result of the increasing cost of dairy products and reduced consumer demand due partly to the mild summer experienced throughout most of the country. As a result, the frozen novelty category has shown declines for the most recent 52-week period according to Information Resources Inc. These factors continued to have a negative impact on the Company's sale of its licensed and sublicensed products.

         Compared to the prior year, sales of the Company's licensed and sublicensed products decreased $3.2 million (19.3%) and $7.5 million (12.7%) for the quarter and nine month period ended September 30, 1996, respectively. These decreases include the offsetting effect of the Nabisco SnackWell's and OREO brand products which were introduced beginning in December 1995. In addition to the decrease in consumer demand, comparative nine month sales were also negatively impacted by the inclusion in 1995 of $1.7 million of Weight Watchers finished goods which were acquired and sold by the Company upon the execution of the respective licensing agreement.

         Sales of flavors and private label packaging continue to exceed prior year results with increases of $0.3 million (9.6%) and $1.0 million (10.7%) for the quarter and nine month period ended September 30, 1996, respectively.

         Gross profit, as a percent of sales, decreased during both the quarter and nine month periods primarily as a result of changing product mix. Sub-licensed brand sales, which account for a growing portion of total sales, provide lower gross margins due primarily to the royalty costs associated with the rights to using these brand names. During the quarter, gross margin was also affected by $920,000 in special charges relating to the disposal of licensee and Company owned inventories (primarily cartons) which did not sell during the quarter and appear to have no future recoverability.

  Expenses and Other Income
         As anticipated, the Company continued to increase its marketing efforts during the quarter. Although there was a decrease in the variable component of advertising and sales promotion expenditures during the quarter, the fixed portion of these costs increased. As noted above, the quarter and nine month expense also includes $1 million of incremental third quarter promotions directed specifically to consumers.

         General and administrative costs increased during the quarter primarily as a result of an executive severance accrual of $593,000 relating to the announced resignation of David V. Clark, the Company's former President and Chief Executive Officer. In addition to the severance accrual, the nine month results reflect an increase over the prior year due largely to first quarter start up costs associated with new product introductions.

         The loss on disposal of fixed assets reflects, in addition to minor recurring items, an accrual relating to the disposal of certain equipment leased to one of the Company's licensees. Although the Company continues to receive nominal rent on this equipment, the licensee has asked the Company to remove the equipment and no alternate use is currently available.

  OPERATING OUTLOOK
         Although the Company should benefit from the conclusion of the 1996 advertising and sales promotion plan and the previously discussed third quarter promotions, there are no plans for incremental fourth quarter spending in what is generally the Company's slowest quarter in its seasonal business cycle. Management believes that the continued fourth quarter spending on the 1996 promotional plan will support its brand equity and position the Company for stronger 1997 sales. Although these expenditures are likely to result in a net loss for the fourth quarter of 1996, management believes they are appropriate for the long term growth of the Company and its branded products.

  LIQUIDITY AND CAPITAL RESOURCES
         The steps taken during the quarter, will have limited effect on the Company's future cash flows with the exception of the executive severance accrual which will be paid over a two year period. The Company's financial position remains strong with an 18% growth in working capital at September 30, 1996 as compared to the same period in 1995. Cash generated from operations and funds available under borrowing arrangements continue to provide sufficient funds and the financial flexibility to support the Company's ongoing business, strategic objectives and debt repayment requirements.

         The Company has recently committed to the purchase of approximately $1.7 million in updated computer technology which will enhance customer service and improve management of the Company's operations. Management is currently negotiating to finance this expenditure over the estimated useful life of the equipment and expects to close on an agreement by the end of November 1996.

         On May 31, 1996, the Company's Board of Directors increased its authorization to repurchase the common stock of the Company by 112,000 shares which, when combined with previously approved repurchase authorizations, would allow the Company to repurchase up to 348,000 shares or approximately 10% of the outstanding stock. To date, the Company has repurchased 193,000 shares of common stock under the Board authorization including 35,000 shares purchased in 1996.

         On October 18, 1996, the Company's Board of Directors declared a quarterly cash dividend of $.05 per share, payable on January 3, 1997, to shareholders of record on December 16, 1996. While the Company anticipates that it will have a regular quarterly dividend, the amount and timing of any future dividends will depend on the general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and other factors deemed relevant by the Board of Directors.

  PART II, OTHER INFORMATION

  Item 5.  Other Information

             On September 19, 1996, David V. Clark resigned as Chairman of the Board, President, Chief Executive Officer and a director of the Company. Effective the same date, Arnold H. Dreyfuss, a director of the Company and former Chairman of the Board and Chief Executive Officer of Hamilton Beach/Proctor-Silex, Inc., was named Chairman of the Board and Chief Executive Officer of the Company pending a search for a new President and Chief Operating Officer.

  Item 6. Exhibits and Reports on Form 8-K

  a.     Exhibits:

         10.15 Letter Agreement dated September 19, 1996 between the Company and David V. Clark, filed herewith.

         27.      Financial Data Schedules, filed herewith.

  b.     Reports on Form 8-K:  None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      ESKIMO PIE CORPORATION



Date: November 14, 1996               By /s/ Arnold H. Dreyfuss
                                        ------------------------
                                        Arnold H. Dreyfuss
                                        Chairman of the Board



Date: November 14, 1996               By /s/ Thomas M. Mishoe, Jr.
                                        --------------------------
                                        Thomas M. Mishoe, Jr.
                                        Chief Financial Officer



Date: November 14, 1996               By /s/ William T. Berry, Jr.
                                        --------------------------
                                        William T. Berry, Jr.
                                        Director of Accounting Services