Form 10-K
period 1996-12-31
ESKIMO PIE CORP
filed 1997-03-31
CIK 787520

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                  ------------
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 12 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934[NO FEE REQUIRED]

                         Commission file number 0-19867

                            ------------------------
                             ESKIMO PIE CORPORATION
             (Exact name of registrant as specified in its charter)

           Virginia                                      54-0571720
(State of other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                            901 Moorefield Park Drive
                               Richmond, VA 23236
          (Address of principal executive offices, including zip code)
                                  ------------
                 Registrant's phone number, including area code:
                                 (804) 560-8400
                                  ------------

           Securities registered pursuant to section 12(g) of the Act:

              ESKIMO PIE CORPORATION COMMON STOCK, $1.00 par value
                                  ------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      There were 3,457,573 shares of the Registrant's Common Stock outstanding on March 24, 1997. The aggregate market value held by non-affiliates on March 24, 1997 was approximately $42 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information in the Registrant's Proxy Statement for the Annual Meeting to be held on May 7, 1997 is incorporated by reference into Part III herein.

--------------------------------------------------------------------------------

                                      INDEX

                                     Part I

                                                                            Page

Item 1.    Business..........................................................1

Item 2.    Properties........................................................5

Item 3.    Legal Proceedings.................................................6

Item 4.    Submission of Matters to a Vote of Security Holders ..............6

           Executive Officers of the Registrant..............................7


                                     Part II

Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters...............................................8

Item 6.    Selected Financial Data...........................................9

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation.............................. 10

Item 8.    Financial Statements and Supplementary Data .....................14

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...........................26


                                    Part III

Item 10    Directors and Executive Officers of the Registrant ..............26

Item 11.   Executive Compensation...........................................26

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management...................................................26

Item 13.   Certain Relationships and Related Transactions ..................26


                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K..............................................27

-------------------------
     Trademarks and service marks of the Company are italicized where they appear herein. NutraSweet(R) is the registered trademark of the NutraSweet Company, Deerfield, Illinois. Welch's(R) is the registered trademark of Welch Foods Inc., a Cooperative ("Welch's"), Concord, Massachusetts. Nabisco(R),
OREO(R) and SnackWell's(R) are the registered trademarks of Nabisco Brands Company ("Nabisco"), Chicago, Illinois. Weight Watchers(R) is the registered trademark of Weight Watchers International, Inc. ("Weight Watchers"), Jericho, New York. RealFruit(R) is the registered trademark of Boston Brands, Inc, Woburn, Massachusetts. All Rights Reserved.

    Market share and product distribution data were obtained from Information Resources, Inc. ("IRI"), a nationally recognized market research firm based in Chicago, Illinois, which provides the Company with scanner-based product movement data from U.S. grocery stores with annual all-commodity-volume of at least $2 million.

    Forward Looking Statements: Statements contained in this Report on Form 10-K regarding the Company's future plans and performance are forward looking statements within the meaning of the federal securities laws. These statements are based upon management's current expectations and beliefs about future events and their effect upon the Company. There can be no assurance that future developments affecting the Company will mirror those currently anticipated by management. Actual results may vary materially from those included in the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to, the level of consumer interest in the Company's products, product costing, the weather, the performance of the new management team, the Company's relationships with its licensees and licensors, the highly competitive nature of the frozen dessert market, as well as government regulation. For a more complete discussion of these risks and uncertainties, see "Other Factors Affecting the Business of the Company" on pages 3-5 hereof.

                                     PART I

                                ITEM 1. BUSINESS

Introduction

       Eskimo Pie Corporation created the frozen novelty industry in 1921 with the invention of the Eskimo Pie ice cream bar. Over 75 years later, the Company markets a broad range of frozen novelties, ice cream and sorbet products under the Eskimo Pie, Welch's, Weight Watchers, SnackWell's, OREO and RealFruit brand names using a national territorial licensing strategy. Effective March 1, 1994, the Company also manufactures and markets soft-serve yogurt mix through its wholly owned subsidiary, Sugar Creek Foods, Inc. Over 80% of the Company's revenues are derived from the sale of these nationally branded products.

       The Company also manufactures ingredients and packaging for sale to the dairy industry. The Company has also recently begun to license the Eskimo Pie brand name in other product categories which include several varieties of cookie products that will be delivered to retail grocers beginning in March 1997.

       The Company's strengths include national brand recognition, the quality of its products and successful new product introductions. The Company's growth has come primarily as a result of the development and introduction of Eskimo Pie brand frozen dessert products, the sublicensing of frozen dessert products under other well-known national brands and the use of a select group of quality-oriented licensee manufacturers who provide a cost effective means of manufacture and distribution for the Company's products.

       The Company is a Virginia corporation with executive offices at 901 Moorefield Park Drive, Richmond, Virginia 23236.


Licensing Strategy

       The Company has granted licenses to approximately 20 dairies who purchase packaging and ingredients from the Company for use in the manufacture and distribution of Eskimo Pie and sub-licensed branded products. Licensees are selected based upon their reputation for product quality and manufacturing and distribution capabilities. The licensees produce, store and distribute products in accordance with specific quality control standards which ensure uniform formulations, taste and appearance across all licensee territories. The Company regularly inspects the licensee's production and storage facilities and monitors finished products for adherence to the Company's quality standards. Licensing agreements generally provide for a six month transition period in the event of termination of any such agreement.

       As a result of its licensing strategy, the top four and ten licensees respectively account for approximately 50% and 70% of the Company's net sales. The licensing strategy allows the Company to select a strong customer base which it actively monitors to minimize the impact of an unforeseen loss of customers. The loss of one or more licensees could cause some disruption in the Company's operations, although, based upon prior experience with replacing licensees, management believes it could find a suitable replacement within a short period of time and, as a result, such customer loss would not have a significant impact on the Company's operations, liquidity or capital resources.

       The licensing strategy allows the Company to operate with relatively low capital requirements. The Company's working capital requirements are limited to that necessary to support advertising, sales promotion and administrative activities rather than the much larger amounts that would be required to support the self-manufacture of finished consumer goods.

       The Company provides significant marketing support for the Eskimo Pie branded products as well as the sublicensed brands manufactured and distributed by its licensees. The Company's advertising and sales promotion expense generally includes trade promotion and introductory costs, price-off and feature price promotions, regional consumer promotion, couponing and other trial purchase generating programs and broker commissions.

       The Company has 23 sales personnel including three national sales managers and engages food brokers in almost every major U.S. market. Distribution of the Company's finished consumer products is handled by the licensees in their respective territories.


Products

       Certain key ingredients (such as chocolate coatings and powders) and wrappers used by the Company's licensees in the manufacture of Eskimo Pie and sub-licensed frozen novelty and ice cream products are produced at Company owned facilities located in Wisconsin, California and New Jersey. Other products sold within the licensing system are purchased from approved vendors and "drop shipped" directly to licensee production facilities. Products sold under "drop shipped" arrangements generally include cartons, ice cream sandwich wafers and proprietary ingredients used in the manufacture of sub-licensed brand products.

       The Company manufactures over 50 flavors of soft serve yogurt and ice milk mix in a leased facility in Arkansas. Soft serve products are sold under the Eskimo Pie, Sugar Creek and SnackWell's brand names to retail and institutional food service establishments who, in turn, sell finished soft serve products to consumers. The sale of soft serve yogurt and ice milk mix, which accounts for approximately 12% of the Company's sales, is generally managed by a separate sales force working within the Company's wholly owned subsidiary, Sugar Creek Foods, Inc.

       The Company has contracted, under a co-packing arrangement, for the manufacture of consumer ready sorbet products under the RealFruit brand name. RealFruit products are generally sold by the Company to regional frozen food distributors and directly to retail groceries.

       The Company manufactures and markets various ingredients to the dairy industry. This process involves blending, cooking and processing basic flavors and fruits to yield products which are used to flavor ice cream, milk and cultured dairy products. This business has steadily grown in recent years and provides positive gross margin contribution although at much lower levels than the Company's licensing business.

       The Company also manufactures packaging, such as bags and wraps, at its New Jersey plant. These products are sold to the dairy industry, including many of the Company's licensees, and to the food service industry.

Sublicensing Efforts

       The Company leverages its licensee relationships and marketing presence through the acquisition of limited rights for nationally recognized brand names (Welch's, Weight Watchers, SnackWell's, OREO, RealFruit). These rights allow the Company to manage the manufacture, distribution and marketing of branded frozen novelties, frozen yogurt, ice cream and sorbet products in exchange for royalty payments to the owners of the brand names.

       The Company has, since 1980, managed the manufacture and marketing of Welch's brand frozen fruit juice bars under an exclusive agreement with Welch Foods Inc. The Company currently manages four different varieties of Welch's frozen juice bars under this arrangement.

       The Company expanded its line of national brands in December 1994 and January 1995 with the signing of long-term agreements with Nabisco, Inc. and Weight Watchers Food Company, respectively.

       Under the Nabisco agreement, the Company has developed and commenced to market frozen novelties and ice cream under the SnackWell's and OREO brand names. Since signing the licensing agreement, the Company has developed and introduced six different varieties of SnackWell's frozen novelties, four flavors of SnackWell's packaged ice cream and two flavors of OREO packaged ice cream.

       Under the Weight Watchers agreement, the Company assumed the management of the manufacture, distribution and marketing of an existing line of frozen novelty products. There are five Weight Watchers frozen novelties currently distributed to retail groceries.

       In March 1995, the Company entered into a long-term agreement with the RealFruit Company to manage the manufacture, distribution and sale of RealFruit frozen sorbet, an existing product line with limited distribution. Three new flavors will be added to the RealFruit line in 1997 as part of the Company's continued efforts to expand the distribution and sale of RealFruit products.


Other Factors Affecting the Business of the Company

       Forward Looking Statements. This section, as well as other sections of this document and other information or statements the Company may release from time to time, includes forward looking statements, within the meaning of federal securities laws, about the Company's future plans and performance. These statements are based upon management's current expectations and beliefs about future events and their effect on Eskimo Pie Corporation. There can be no assurance that future developments will mirror those currently anticipated by management. Numerous factors, including but not limited to those discussed below, produce risks and uncertainties that may cause actual results to vary materially from those included in the forward looking statements. The Company assumes no duty to update any of its forward looking statements.

       Competition. The principal outlet for the Company's licensed products is retail grocery stores which sell approximately $3.8 billion of frozen novelties and ice cream annually according to the International Dairy Foods Association. The Company's branded frozen novelties compete with over 400 brands available to consumers, including the brands of two of the world's largest food conglomerates. The Company also competes with national, regional and local brands of soft serve frozen yogurt, packaged ice cream and sorbet products.

       Management believes that the Company has a number of competitive advantages in the frozen dessert market. The Eskimo Pie brand name is one of the most widely recognized names in this market and it is management's belief that consumers identify the Eskimo Pie name with a consistently high quality product. The Company has been a leader in new product introductions, as evidenced by Eskimo Pie Sweetened with NutraSweet and the numerous sub-licensed products developed in recent years. In addition, the Company's licensing strategy enables it to operate with relatively low capital requirements.

       Product Costing. The Company purchases raw materials such as sugar and coconut oil from a number of suppliers. Other materials used by the Company include foil, paperboard and chocolate liquor. With the exception of aspartame and polydextrose, which have been, until recently, under patents by The NutraSweet Company, and Pfizer, Inc., respectively, and the proprietary items required to be purchased from the owners of the sublicensed brands, the Company believes that its raw materials are readily available from a number of sources. Raw material costs may be influenced by fluctuations in the commodity markets.

       Seasonality. The frozen dessert market is seasonal with sales concentrated in the summer months. Because the Company supplies packaging and ingredients to manufacturers of its licensed and sublicensed products, the Company has a higher level of shipments preceding and during the summer months and a lower level of shipments in the first and fourth quarters. Annual sales can be adversely affected by unseasonably cool weather during the summer months of the year.

       Trademarks. The licensing of trademarks owned and licensed by the Company, especially for the Eskimo Pie brand, is central to the business of the Company. The Company has exclusive rights with respect to these trademarks in the U.S. and Canada. The Company has made federal and various international filings with respect to its material trademarks, and intends to keep these filings current. The Company is not aware of any challenge to the validity of any trademark material to its business in areas where the Company and its licensees are currently conducting operations.

       Environmental.   The  Company's  operations  are  subject  to  rules  and
regulations governing air quality, waste disposal and other environmental related matters, as well as other general employee health and safety laws and regulations. Other than as set forth below with respect to the Bloomfield plant, the Company believes that it is in substantial compliance with all such applicable laws and rules.

       In the third quarter of 1991, the Company learned that small quantities of cleanup solvents, solvent inks and oil were disposed of at its Bloomfield, New Jersey plant. The Company promptly notified regulatory authorities and undertook testing to determine the extent of any contamination. In connection with consummation of the Company's public offering in March, 1992, the Company's former parent, Reynolds Metals Company ("Reynolds"), entered into an agreement with the Company under which Reynolds will continue to manage testing and cleanup activities at the Bloomfield plant. Under the agreement, Reynolds will reimburse the Company for all cleanup costs (as defined in the agreement) relating to the Bloomfield plant that may be incurred by the Company in excess of $300,000. The Company recorded a $300,000 liability for these costs in 1991 of which approximately $100,000 remains unused at December 31, 1996. Except as provided in the agreement, Reynolds has not otherwise undertaken any responsibility or assumed liability for environmental obligations of the Company.

       Government Regulation. Like other companies in the food industry, the Company and its licensees are subject to extensive regulation by various local, state and federal governmental agencies. Pursuant to a wide range of statutes, rules and regulations, such agencies prescribe requirements governing product quality, purity, manufacturing, advertising and labeling. Food products are often subject to "standard of identity" requirements which are promulgated at both the federal and state level to control the permissible qualitative and quantitative ingredient content of foods, and information that must be provided on food product labels. The Federal Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC") and many states review product labels and advertising to assure compliance with applicable statutes and regulations.

       The Company cannot predict the impact of the changes that it may be required to make in the future as a result of other legislation, rules or governmental review. FDA regulations may, in certain instances, affect the ability of the Company, as well as others in the industry, to develop and market new products and to utilize technological innovations in the manufacturing of existing products. Nevertheless, the Company does not believe these rules and regulations will have a significant impact on its operations.

       New Management Team. The Company is reliant on the abilities of several recently hired financial and marketing personnel as well as those of David B. Kewer, the Company's new President and Chief Operating Officer. These personnel have significant experience in their respective functional areas and the loss of these individuals or others could have an adverse effect on the Company's ability to implement its future plans.

       Licensor Relationships. The Company derives approximately 40% of its revenues from sub-licensed products which, in general, are governed by contractual agreements between the licensor and the Company. The loss of any of these sub-licensed brands could have an adverse effect on the Company's business.

       Licensee Relationships. The risks related to the Company's relationships with its licensees are discussed under "Licensing Strategy" above.

       Employees. At December 31, 1996, the Company employed approximately 185 persons. No employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are good.



                               ITEM 2. PROPERTIES

       In 1992, the Company acquired an office building in the Moorefield Office Park in Richmond, Virginia. The building consists of 32,496 square feet on 3.419 acres which serves as the Company's executive and administrative offices and new product development/quality control facility.

       The Company owns its ingredients manufacturing plant in New Berlin, Wisconsin which consists of 73,820 square feet on 4 acres. The Company expanded its New Berlin plant in 1990 by 18,000 square feet and purchased certain new equipment at that time. The Company also owns its ingredients manufacturing plant in Los Angeles, California which consists of 38,211 square feet on 2.68 acres, having relocated the plant operations to its present site in 1986.

       The Company also owns its printing and packaging plant in Bloomfield, New Jersey, which consists of 71,583 square feet on 1.95 acres. The Bloomfield plant was expanded and modernized in 1985 with a 35,000 square foot addition.

       In connection with the March 1, 1994 acquisition of Sugar Creek Foods of Russellville, Inc., the Company's subsidiary, Sugar Creek Foods, Inc., is leasing from the former owner of the business a soft serve yogurt and ice milk mix production facility, consisting of approximately 23,805 square feet, and a packaging facility, consisting of approximately 16,000 square feet, both located in Russellville, Arkansas. Sugar Creek Foods, Inc. also purchased a freezer facility, consisting of 5,013 square feet, adjacent to the production facility in Russellville.

       The Company owns virtually all of its equipment and replacement parts for all manufacturing equipment are readily available.


                            ITEM 3. LEGAL PROCEEDINGS

       The Company is party to ordinary routine litigation incidental to its business, the disposition of which is not expected to have a significant effect on the Company's financial condition and operations.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                         EXECUTIVE OFFICERS OF THE REGISTRANT


                                  Present Position and Length of
Name (Age)                                    Service               Other Business Experience During Past Five Years
----------                                    -------               ------------------------------------------------
Arnold  H. Dreyfuss (68)          Chairman of the Board and         Director  since 1992;  a 50% owner of Jupiter  Ocean and
                                  Chief Executive Officer since     Racquet Club of Jupiter,  Florida;  formerly (1982 until
                                  September 19, 1996.               1991) Chairman of the Board and Chief Executive  Officer
                                                                    of Hamilton Beach/Proctor-Silex, Inc.

Kimberly F. Ferryman (40)         Vice President, Quality           Corporate   Director,   Quality  Assurance  and  Product
                                  Assurance and Product             Development  from March 1994 to  February  1995;  Senior
                                  Development since February        Product  Development  Technologist from November 1988 to
                                  1995.                             February 1994.  (All were positions with the Company)

Neal D. Glaeser (36)              Vice President, Sales since       General Manager,  Sales from April 1994 to October 1995;
                                  October 1995.                     General  Manager,  Flavors  from  October  1992 to April
                                                                    1994;  Divisional  Sales  Manager  from  April  1989  to
                                                                    October 1992.  (All were positions with the Company)

Carl D. Hornbeak (57)             Vice President, Operations        General Manager,  Operations of the Company from January
                                  since October 1988.               to October 1988.

V. Stephen Kangisser (45)         Vice President, Marketing         Vice  President,  Sales  and  Marketing  for H.P.  Hood,
                                  since May 1996.                   Inc.,   Boston,   Massachusetts   from   1993  to  1996;
                                                                    Director  of  Sales  and  Marketing  and  various  other
                                                                    positions with Kraft, Inc. from 1974  through 1993.

David B. Kewer (42)               President and Chief Operating     President,  Willy  Wonka  Candy  Factory,  a division of
                                  Officer since March 1, 1997.      Nestle' USA,  Inc.,  from August 1993 to February  1996;
                                                                    Senior Vice President  Marketing and Strategic  Planning
                                                                    and various  other  marketing and sales  positions  with
                                                                    Nestle' Ice Cream Company from 1988 to 1993.

Thomas M. Mishoe, Jr. (44)        Chief Financial Officer,          Independent  Consultant,  from  August  1995 to February
                                  Vice President, Treasurer and     1996;  Chief  Financial  and   Administrative   Officer,
                                  Corporate Secretary since         Goldome  Credit  Corporation  from May 1993 to May 1995;
                                  February 1996.                    Senior Manager with Ernst & Young LLP,  Capital  Markets
                                                                    Group,  from 1987 to May 1993.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "EPIE". As of February 28, 1997, there were approximately 700 Shareholders of Record of the Company's Common Stock (including brokers, dealers, banks and other nominees participating in The Depository Trust Company).

The high and low sales prices for shares of the Company's Common Stock as reported on The Nasdaq Stock Market and dividends declared per share during the periods indicated are set forth below:

                              --------------------------------------------------
                                      High           Low          Dividends
--------------------------------------------------------------------------------
1996
First   Quarter                      $  19         $  16 3/4      $  0.05
Second  Quarter                         22            17 1/4         0.05
Third   Quarter                         17 3/4        14 1/4         0.05
Fourth  Quarter                         16 1/2         7 1/2         0.05
--------------------------------------------------------------------------------
1995
First   Quarter                     $   21 1/4     $  18 1/2      $  0.05
Second  Quarter                         20 1/2        14 3/4         0.05
Third   Quarter                         19 3/4        15 1/2         0.05
Fourth  Quarter                         19 3/4        18             0.05
--------------------------------------------------------------------------------

         On March 4, 1997, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable April 3, 1997, to Shareholders of Record on March 14, 1997. While the Company anticipates a regular quarterly dividend, the amount and timing of any future dividends will depend on the general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and other factors deemed relevant by the Board of Directors.


                                               ITEM 6. SELECTED FINANCIAL DATA



----------------------------------------------------------------------------------------------------------------------------
For the year ended and as of December 31,                1996(1)       1995             1994(2)       1993(3)       1992
----------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

Income Statement Data:

    Net sales                                        $  74,084      $  83,975        $  70,893      $ 66,082      $  62,878

    Operating income (loss)                             (2,009)         8,804            8,289         7,809          7,183

    Net income (loss)                                $  (2,046)    $    5,076       $    4,850     $   3,479     $    4,549

    Per Share Data:
    Primary
      Weighted average number of
         common shares outstanding                   3,460,729      3,475,119        3,541,419     3,603,901      3,537,933
      Income (loss) before cumulative
         effect of accounting changes                $   (0.59)   $      1.46      $      1.37    $     1.34    $      1.29
      Net income (loss)                              $   (0.59)   $      1.46      $      1.37    $     0.97    $      1.29


    Fully diluted
      Weighed average number of
         common shares outstanding                   3,623,296      3,637,686        3,677,708             -              -
      Net income (loss)                              $   (0.54)   $      1.42      $      1.34             -              -

    Cash dividends                                   $    0.20    $      0.20      $      0.20    $     0.20    $      4.52(4)


Balance Sheet Data:

    Cash and short term investments                  $    2,143   $       717       $    5,142     $   8,305     $    4,972

    Working capital                                       6,802         9,193            9,175         9,210          5,253

    Total assets                                         44,440        45,872           41,913        27,612         23,486

    Total debt                                            9,800         9,800            9,844           219            394

    Shareholders' equity                                 22,470        25,687           21,284        18,622         16,719
----------------------------------------------------------------------------------------------------------------------------

--------

1 Net income includes special charges ($1,482) incurred during the third quarter of the year. Additional discussion is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations.

2 Includes the results of the Sugar Creek Foods acquisition beginning March 1, 1994.

3 Net income includes the cumulative effect of the change in accounting principle ($1,350) resulting from the adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". 4 Special one-time dividend paid on March 17, 1992 to Shareholders of Record on February 28, 1992.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

      For the year ended December 31, 1996, the Company recorded net sales of $74.1 million and a net loss of $2.0 million or $0.54 per share on a fully diluted basis. The net loss is attributable to a softening of sales in its principal markets, related third quarter inventory and equipment write-offs and a severance accrual related to a recent change in executive management.
Exclusive of the third quarter write-offs and severance accrual, which total $1.5 million after related tax benefits, the Company would have reported a net loss of $564,000 or $0.13 per share on a fully diluted basis for the year. Additional details are provided below.

Net Sales and Gross Profit

Net sales consist of the following:
                                                       ----------------------- ------------------- --------------------
For the year ended December 31,                                   1996                    1995                1994
------------------------------------------------------ ----------------------- ------------------- --------------------
(In thousands)
Brand or item
        Company owned brands                                   $ 30,382                $ 44,921            $ 42,840
        Sublicensed brands                                       29,686                  26,458              16,354
        Flavors, packaging and other                             14,016                  12,596              11,699
                                                              ---------                --------            --------
                                                               $ 74,084                $ 83,975            $ 70,893
                                                               ========                ========            ========
------------------------------------------------------ ----------------------- ------------------- --------------------

           The entire ice cream industry experienced a difficult year in 1996 as a result of the increased cost of dairy products and reduced consumer demand due in part to the mild summer experienced throughout most of the country. As a result, the frozen novelty category has shown declines from 1995 results according to IRI. These factors, along with a decrease in the rate of promotional spending by the Company, as discussed in Expenses and Other Income below, combined to negatively impact the Company's sale of licensed and sublicensed products.

           The sale of products under Company owned brands decreased 32.4% in 1996 as a result of the factors cited above and differences in the timing of customer shipments associated with Eskimo Pie brand products. The 4.9% increase in 1995 is attributable to the 1995 introduction of several new Eskimo Pie products and the inclusion of soft serve yogurt operations, acquired in March 1994, for the entire year in 1995 as opposed to ten months in 1994.

           The sale of sublicensed brand products (Welch's, Weight Watchers, Snackwell's, OREO and RealFruit brands) increased by 12.2% in 1996 as a result of the Snackwell's and OREO brand product introductions in December 1995. The Snackwell's and OREO introductions offset 1996 sales declines in the remaining sublicensed brands which, in general, were caused by the same factors impacting Eskimo Pie brand sales. The comparison between 1996 and 1995 is also impacted by the inclusion in 1995 of $1.7 million of Weight Watchers finished goods which were acquired and sold by the Company upon the execution of the licensing agreement. The sale of sublicensed brand products increased in 1995 due to the inclusion of the Weight Watchers, RealFruit and Nabisco lines of products beginning in January, April and December 1995, respectively.

           Flavors, packaging and other sales continue to grow with increases of 11.3% and 7.7% in 1996 and 1995, respectively. Substantially all of this increase is the result of the successful sales efforts being undertaken to expand the flavors business beyond its traditional licensee base.

      Gross profit, as a percent of sales, declined to 35.6% in 1996 and 42.2% in 1995 primarily as a result of the change in product mix referred to above. Sublicensed brands, which accounted for 40.1% of sales in 1996 as compared with 31.5% in 1995, return lower gross profit due primarily to the royalty costs associated with these brands. The continued improvement in the highly competitive flavors business, although incremental to earnings, also lowered the Company's consolidated gross profit percentage in 1996. During 1996, gross profit was also affected by $920,000 in special charges relating to the disposal of licensee and Company owned inventories (primarily cartons) which the Company concluded in the third quarter did not have future use.


Expenses and Other Income

      While advertising and sales promotion expense increased 8.0% in 1996 and 23.8% in 1995 due primarily to additional brand management costs and new product introductions, the actual amount allocated to each licensed brand and individual products within the brands has declined in recent years. For example, excluding expenditures for the Snackwell's and OREO products introduced in December 1995, 1996 advertising and sales promotion expense would have approximated 1994 levels. Given the addition of four new Eskimo Pie brand items, two additional national sublicensed brands comprising 15 different products among several product categories and the additional flavors business, the actual rate of spending has decreased.

      General and administrative expenses increased during 1996 primarily due to severance charges of $593,000 relating to the resignation of the Company's former President and Chief Executive Officer. General and administrative expenses increased in 1995 to support the demands of the additional sublicensed brands acquired in 1995. As a percent of sales, general and administrative expenses decreased from 13.3% in 1994 to 12.4% in 1995 as a result of additional sales provided by the newly acquired sublicensed brands.

      The loss on disposal of fixed assets reflects, in addition to minor recurring items, the disposal of certain equipment leased to one of the Company's licensees. The equipment has been dismantled and no alternative use is available.

Seasonality

      The frozen dessert industry is seasonal with sales concentrated in the summer months. Because the Company supplies packaging and ingredients to manufacturers of its licensed and sublicensed products, the Company has a higher level of shipments preceding and during the summer months and a lower level of shipments in the first and fourth quarters.

      The following table provides two years of unaudited quarterly financial data:

For the 1996 quarter ended                    March 31              June 30              Sept 30              Dec 31
---------------------------------------- -------------------- -------------------- ------------------- ----------------
(In thousands, except per share data)
Net sales                                      $19,769              $25,324              $16,898             $12,093
Gross profit                                     7,761               10,260                5,172               3,217
Net income (loss)                                1,071                1,694               (2,799)             (2,012)
Per share
    Primary                                       0.31                 0.49                (0.81)              (0.58)
    Fully diluted                                 0.30                 0.47                (0.77)              (0.55)



For the 1995 quarter ended                    March 31              June 30              Sept 30              Dec 31
---------------------------------------- -------------------- -------------------- ------------------- ----------------
(In thousands, except per share data)
Net sales                                      $18,953              $29,800              $19,745             $15,477
Gross profit                                     7,801               13,551                7,940               6,175
Net income                                       1,035                2,567                1,275                 199
Per share
    Primary                                       0.30                 0.74                 0.37                0.06
    Fully diluted                                 0.29                 0.71                 0.36                0.06
---------------------------------------- -------------------- -------------------- ------------------- ----------------

      During the third quarter of 1996, the Company recorded special charges not identifiable with preceding interim periods of approximately $2.4 million. These special charges include accruals relating to the previously mentioned executive severance ($593,000), the loss on disposal of fixed assets ($725,000) and the disposal of licensee and Company held inventories ($920,000). After related tax benefits, the special charges reduced net income by approximately $1.5 million.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's utilization of licensees allows it to operate with relatively low capital requirements. This reduces the Company's working capital requirements to that necessary to support its licensing strategy rather than the amounts required to support the manufacture of finished consumer goods. Working capital requirements generally precede the seasonal pattern of the Company's sales. The Company believes that the cash generated from operations and funds available under its credit agreements provide the Company with sufficient funds and the financial flexibility to support its ongoing business, strategic objectives and debt repayment requirements.

      The Company's principal customers are approximately 20 licensees, each having specific geographic territories. As a result of its national territorial licensing system, the top four and ten customers, respectively, account for approximately 50% and 70% of the Company's net sales. The Company's licensing strategy allows it to select a stronger customer base which it can actively monitor to minimize the impact of an unforeseen loss of any such customer. In addition, its licensing agreements generally provide for a six month transition period in the event of termination of any such agreement. The loss of one or more of these major licensees could cause some disruption in the Company's operations, although, based upon prior experience with replacing major licensees, management believes it could find a suitable replacement within a short period of time and, as a result, such customer loss would not have a significant impact on the Company's operations, liquidity or capital resources.

      The Company's financial position remains strong as evidenced by its ability to generate cash flow from operations of approximately $5.7 million in 1996. The Company had working capital of approximately $6.8 million at December 31, 1996 and committed credit facilities in 1997 which provide for up to $11.7 million in additional borrowings. The Company has used approximately $1 million of these facilities to finance recent computer hardware, software and network installations, and expects to expend an additional $700,000 in 1997. The total $1.7 million investment will provide for improved management information and analysis to support enhanced decision making processes. The credit facilities impose, among other things, certain requirements on the ratio of total debt to net worth, the maintenance of minimum shareholders' equity and minimum interest coverage. No Company assets are pledged as security under these agreements.

      During the first half of 1996, the Company made approximately $1.7 million in estimated federal and state tax payments in connection with earnings recognized through June 30, 1996. In January 1997, the Company received a $1.4 million cash refund of estimated federal tax payments. Approximately $800,000 of additional tax benefits relating to 1996 estimated state tax payments and net operating losses can be recovered in 1997 as cash refunds of prior year tax payments.

      During 1996, the Company's Board of Directors increased management's authorization to repurchase the Company's Common Stock. The additional 112,000 shares, when combined with previously approved authorizations, will allow the Company to repurchase up to 348,000 shares or approximately 10% of the then outstanding Common Stock. Pursuant to this renewed authorization, management repurchased 35,000 shares in 1996 at a cost of approximately $611,000.

      On March 4, 1997, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable April 3, 1997, to Shareholders of Record on March 14, 1997. While the Company anticipates a regular quarterly dividend, the amount and timing of any future dividends will depend on the general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and other factors deemed relevant by the Board of Directors.


                                 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED STATEMENTS OF INCOME

For the year ended December 31,                                                 1996                1995            1994
------------------------------------------------------------------------ ------------------- --------------- -------------
(In thousands, except share data)

Net sales                                                                 $   74,084         $    83,975      $   70,893
Cost of products sold                                                         47,674              48,508          40,092
                                                                         ------------------- --------------- -------------
         Gross profit                                                         26,410              35,467          30,801

Advertising and sales promotion expenses                                      17,518              16,217          13,101
General and administrative expenses                                           10,901              10,446           9,411
                                                                         ------------------- --------------- -------------
         Operating income (loss)                                              (2,009)              8,804           8,289

Interest income                                                                  217                 185             285
Interest expense and other - net                                                (714)               (810)           (530)
Loss on disposal of fixed assets                                                (777)                  -               -
                                                                         ------------------- --------------- -------------
         Income (loss) before income taxes                                    (3,283)              8,179           8,044

Income tax expense (benefit)                                                  (1,237)              3,103           3,194
                                                                         ------------------- --------------- -------------

         Net income (loss)                                                $   (2,046)        $      5,076    $     4,850
                                                                         =================== =============== =============

Per common share
      Primary
         Weighted average number of common shares outstanding              3,460,729           3,475,119       3,541,419
         Net income (loss)                                                $    (0.59)        $      1.46     $      1.37
                                                                         =================== =============== =============

      Fully diluted
         Weighted average number of common shares outstanding              3,623,296           3,637,686       3,677,708
         Net income (loss)                                                $    (0.54)        $      1.42     $      1.34
                                                                         =================== =============== =============



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                Common Stock        Additional   Retained
(In thousands, except share data)                         Shares         Amount      Capital     Earnings       Total
----------------------------------------------------- ---------------- ------------ ----------- ------------ ------------

Balance at January 1, 1994                              3,557,487       $   3,557    $   5,932   $   9,133    $  18,622

    Net income                                                                                       4,850        4,850
    Cash dividends ($0.20 per share)                                                                  (708)        (708)
    Issuance of common stock                                8,450               9          139                      148
    Purchase of common stock                              (92,000)            (92)      (1,471)                  (1,563)
    Foreign currency translation                                                                       (65)         (65)
                                                      ---------------- ------------ ----------- ------------ ------------
Balance at December 31, 1994                            3,473,937           3,474        4,600      13,210       21,284

    Net income                                                                                       5,076        5,076
    Cash dividends ($0.20 per share)                                                                  (694)        (694)
    Issuance of common stock                                1,066               1           20                       21
                                                      ---------------- ------------ ----------- ------------ ------------
Balance at December 31, 1995                            3,475,003           3,475        4,620      17,592       25,687

    Net (loss)                                                                                      (2,046)      (2,046)
    Cash dividends ($0.20 per share)
                                                                                                      (692)        (692)
    Issuance of common stock                                7,570               8          124                      132
    Purchase of common stock                              (35,000)            (35)        (576)
                                                                                                                   (611)
                                                      ---------------- ------------ ----------- ------------ ------------
Balance at December 31, 1996                            3,447,573        $  3,448    $   4,168   $  14,854    $  22,470
                                                      ================ ============ =========== ============ ============


CONSOLIDATED BALANCE SHEETS

As of December 31,                                                                                                     1995
                                                                                                1996
----------------------------------------------------------------------------------------------- -------------- -------------
(In thousands, except share data)

Assets

Current assets:
    Cash and cash equivalents                                                                   $     2,143    $        717
    Receivables                                                                                       4,051           8,695
    Inventories                                                                                       6,608           5,323
    Prepaid expenses                                                                                  3,262           1,375
                                                                                                -------------- -------------

         Total current assets                                                                        16,064          16,110

Property, plant and equipment - net                                                                   8,716           9,055
Goodwill and other intangibles                                                                       17,999          18,864
Other assets                                                                                          1,661           1,843
                                                                                                -------------- -------------

         Total assets                                                                           $     44,440   $     45,872
                                                                                                ============== =============

Liabilities and Shareholders' Equity

Current liabilities:
    Short term borrowings                                                                       $         -    $      1,200
    Accounts payable                                                                                  5,283           3,592
    Accrued advertising and promotion                                                                 2,026             975
    Accrued compensation and related amounts                                                            730             430
    Other accrued expenses                                                                              723             542
    Income taxes                                                                                          -             178
    Current portion of long term debt                                                                   500               -
                                                                                                -------------- -------------

         Total current liabilities                                                                    9,262           6,917

Long term debt                                                                                        5,500           6,000
Convertible subordinated notes                                                                        3,800           3,800
Postretirement benefits and other liabilities                                                         3,408           3,468

Shareholders' equity:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding
    Common stock, $1.00 par value; 10,000,000 shares authorized,
      3,447,573 issued and outstanding in 1996 and 3,475,003 in 1995                                  3,448           3,475
    Additional capital                                                                                4,168           4,620
    Retained earnings                                                                                14,854          17,592
                                                                                                -------------- -------------

         Total shareholders' equity                                                                  22,470          25,687
                                                                                                -------------- -------------

         Total liabilities and shareholders' equity                                             $    44,440    $     45,872
                                                                                                ============== =============





         See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31,                                                        1996           1995           1994
------------------------------------------------------------------------------- -------------- -------------- --------------
(In thousands)

Operating activities
    Net income (loss)                                                           $    (2,046)   $     5,076    $     4,850
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
           Depreciation and amortization                                              2,530          2,360          2,136
             Loss on disposal of fixed assets                                           777              -              -
           Change in deferred income taxes and other assets                            (290)           183             72
           Change in postretirement benefits and other liabilities                     (177)            73            641
           Change in receivables                                                      4,644         (1,275)        (2,213)
           Change in inventories and prepaid expenses                                (2,807)        (1,873)          (969)
           Change in accounts payable and accrued expenses                            3,047         (1,790)           410
                                                                                -------------- -------------- --------------

    Net cash provided by operating activities                                         5,678          2,754          4,927

Investing activities
    Acquisition of business and other intangibles, net of cash acquired                (269)        (6,799)       (11,152)
    Capital expenditures                                                             (1,674)          (849)          (694)
    Sale of short term investments - net                                                  -            345          2,695
    Other                                                                               165              7             84
                                                                                -------------- -------------- --------------

    Net cash used in investing activities                                            (1,778)        (7,296)        (9,067)

Financing activities
    Short term borrowings and (repayments) - net                                     (1,200)         1,200              -
    Borrowings under long term credit facility                                            -              -          6,000
    Principal payments on long term debt                                                  -            (44)          (175)
    Issuance of common stock                                                             29              -            118
    Purchase of common stock                                                           (611)             -         (1,563)
    Cash dividends                                                                     (692)          (694)          (708)
                                                                                -------------- -------------- --------------

    Net cash (used in) provided by financing activities                              (2,474)           462          3,672
                                                                                -------------- -------------- --------------

Change in cash and cash equivalents                                                   1,426         (4,080)          (468)
Cash and cash equivalents at beginning of year                                          717          4,797          5,265
                                                                                -------------- -------------- --------------

Cash and cash equivalents at end of year                                        $     2,143    $       717    $      4,797
                                                                                ============== ============== ==============


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The Company markets and manufactures through its own plants and licensed dairies a broad range of frozen novelties, frozen yogurt, ice cream and sorbet products under the Eskimo Pie, Welch's, Weight Watchers, SnackWell's, OREO and RealFruit brand names. The Company continues to manufacture ingredients and packaging for sale to the dairy industry and has recently begun to license the Eskimo Pie brand name in other product categories.

Principles of Consolidation: The accounts of the Company, and its wholly-owned subsidiaries are included in the consolidated financial statements after elimination of all material intercompany balances and transactions.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of those investments.

Inventories: Inventories are stated at the lower of cost or market. The cost of inventories is determined by the last-in, first-out (LIFO) method except for approximately $650,000 of inventories at December 31, 1996 and 1995 which was determined by the first-in, first-out (FIFO) method. If the FIFO method was applied to LIFO inventories, they would increase by approximately $1,050,000 at December 31, 1996 and $1,100,000 in 1995.

Property, Plant, Equipment and Depreciation: Property, plant and equipment are stated at cost. Depreciation is provided by the straight line method over the estimated useful lives which are generally 30 years for buildings and six to ten years for machinery and equipment.

Goodwill and Other Intangibles: Goodwill, which represents the excess of the purchase price of acquired companies over the fair value of the net assets acquired, is amortized on a straight line basis over 40 years. Other intangibles include costs associated primarily with trademarks, sub-licensed brand names and carton development and are amortized on a straight line basis over periods which generally range from four to twenty years.

         The Company periodically evaluates the recoverability of material components of goodwill and other intangibles based on expected undiscounted cash flows. Any impairment in value would be charged to earnings in the year recognized. The Company believes that no impairment of value exists as of December 31, 1996.

         Accumulated   amortization   at   December   31,   1996  and  1995  was
approximately $3,165,000 and $2,085,000, respectively.

Advertising and Sales Promotion Expenses: The Company generally expenses advertising and sales promotion costs in the period incurred. There were no capitalized advertising and sales promotion costs as of December 31, 1996 and 1995.

Product Development and Quality Control Costs: Costs for product development and quality control, which are performed by the same personnel, are expensed as incurred and were approximately $1,050,000 in 1996, $1,150,000 in 1995 and $900,000 in 1994.

Earnings Per Share: Primary earnings per share is calculated by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the respective year. Fully diluted earnings per share is calculated by dividing the Company's net income or loss, adjusted to reflect the after tax benefits from interest savings on the assumed conversion of the Company's convertible subordinated notes, by the weighted average number of common shares increased by the number of shares issued (162,567) in the assumed conversion of the convertible subordinated notes. Shares to be issued under the exercise of stock options are not included in earnings per share calculations as the result would not be materially dilutive.

Stock Options: The Company accounts for stock option grants made under Incentive Stock Plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly recognizes no compensation expense for its stock options granted at fair market value.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B - INVENTORIES Inventories are classified as follows:
-------------------------------------------------------------------- ------------------------- ------------------------
As of December 31,                                                                  1996                      1995
-------------------------------------------------------------------- ------------------------- ------------------------
(In thousands)
Finished goods                                                                 $    4,987                 $   3,802
Raw materials and packaging supplies                                                2,672                     2,631
                                                                              -----------                ----------
           Total FIFO inventories                                                   7,659                     6,433
Reserve to adjust inventories to LIFO                                              (1,051)                   (1,110)
                                                                              ------------               -----------
                                                                               $    6,608                 $   5,323
                                                                               ==========                 =========
-------------------------------------------------------------------- ------------------------- ------------------------



NOTE C -  PROPERTY,  PLANT  AND  EQUIPMENT  Property,  plant  and  equipment  is classified as follows:
-------------------------------------------------------------------- ------------------------- ------------------------
As of December 31,                                                                  1996                      1995
-------------------------------------------------------------------- ------------------------- ------------------------
(In thousands)
Land                                                                           $      774               $       747
Buildings                                                                           5,814                     5,746
Machinery and equipment                                                             9,153                     8,749
Equipment leased or loaned to customers                                             3,546                     5,884
Projects in progress                                                                  978                        29
                                                                             ------------             -------------
                                                                                   20,265                    21,155
Less accumulated depreciation                                                     (11,549)                  (12,100)
                                                                                ----------               -----------
                                                                                $   8,716                $    9,055
                                                                                ==========              ===========
-------------------------------------------------------------------- ------------------------- ------------------------

NOTE D - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1996, the Company had $462,000 ($102,000 in 1995) of current deferred tax assets included in prepaid expenses and $154,000 ($87,000 in 1995) of long term deferred tax assets included in other assets which have been netted by tax jurisdiction for presentation purposes.

The significant components of these amounts are as follows:

-------------------------------------------------------------------- ------------------------- ------------------------
As of December 31,                                                                  1996                      1995
-------------------------------------------------------------------- ------------------------- ------------------------
(In thousands)
Current:
       Accrued severance benefits                                               $     174               $         -
       Advertising, promotion and other liabilities                                   288                       102
                                                                               ----------                ----------
                                                                                      462                       102
Non-Current:
       Accrued postretirement benefits                                              1,065                     1,155
       Depreciation & amortization                                                 (1,006)                   (1,122)
       Other                                                                           95                        54
                                                                              -----------               -----------
                                                                                      154                        87
                                                                               ----------               -----------
Total deferred tax assets                                                       $     616                 $     189
                                                                                =========                 =========
-------------------------------------------------------------------- ------------------------- ------------------------

         Also included in prepaid assets at December 31, 1996 are $1,400,000 in 1996 estimated federal tax payments recovered by the Company in January 1997 and approximately $800,000 in tax benefits that can be realized as cash refunds of prior year payments.

Significant components of the provision for income taxes are as follows:

-------------------------------------------- ------------------------- ------------------------ -----------------------
For the year ended December 31,                           1996                       1995                     1994
-------------------------------------------- ------------------------- ------------------------ -----------------------
(In thousands)
Current:
       Federal                                        $    (678)                  $  2,488                  $ 2,455
       State                                               (143)                       392                      505
       Foreign                                               11                         37                       37
                                                     ----------                 ----------               ----------
                                                           (810)                     2,917                    2,997
Deferred:
       Federal                                             (353)                       159                      165
       State                                                (74)                        27                       32
                                                   -------------                ----------               ----------
                                                           (427)                       186                      197
                                                    ------------                 ---------                ---------
Total income tax provision                            $  (1,237)                  $  3,103                  $ 3,194
                                                     ===========                 =========                 ========
-------------------------------------------- ------------------------- ------------------------ -----------------------

         Amounts paid for income taxes totaled $1,878,000 in 1996, $2,850,000 in 1995, and $3,160,000 in 1994.

A reconciliation of federal statutory and effective income tax rates is as follows:

-------------------------------------------- ------------------------- ------------------------ -----------------------
For the year ended December 31,                            1996                      1995                     1994
-------------------------------------------- ------------------------- ------------------------ -----------------------
Federal statutory rate                                    (34.0)%                    34.0%                    34.0%
Effect of
       State taxes                                         (4.3)                      3.4                      4.5
       Permanent differences and other                       .6                        .5                      1.2
                                                        ----------                -------                   ------
Effective income tax rate                                 (37.7)%                    37.9%                    39.7%
                                                          ======                    =====                    =====
-------------------------------------------- ------------------------- ------------------------ -----------------------

NOTE E - FINANCING ARRANGEMENTS

---------------------------------------------------------------- ------------------------------------------------------
Long Term Debt                                                                             Carrying Amount
As of December 31,                                                                 1996                        1995
---------------------------------------------------------------- --------------------------- --------------------------
(In thousands)
Revolving credit facility                                                      $   6,000                   $   6,000
       (variable interest rate, currently  6.1%)
Convertible subordinated notes                                                     3,800                       3,800
                                                                              ----------                  ----------
       (4.5% interest rate)
                                                                                   9,800                       9,800
Less current maturities                                                             (500)                          -
                                                                             ------------              -------------
                                                                               $   9,300                   $   9,800
                                                                               =========                   =========
---------------------------------------------------------------- --------------------------- --------------------------

       Based upon prevailing interest rates and after consideration of credit risk, the carrying value of the Company's long term debt is a fair approximation of market value.

       In May 1994, the Company entered into a $6,000,000, ten year revolving credit facility with a commercial bank which provides for renewable loans without required principal reduction until 1997. Beginning in June 1997, the Company will be required to reduce the then existing debt evenly over a seven year period. Except for the amounts due in 1997, the Company has classified all of this loan as long term debt based upon its ability and intention to defer payment past 1997.

       In December 1995, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on the revolving credit facility at 6.1% through December 1998. The amount to be paid or received as a result of this agreement is accrued as interest rates change and is recognized as an adjustment to interest expense. The fair value of the swap agreement was not material at December 31, 1996 and 1995. The Company believes that material loss from non-performance is remote due to the strength of the counterparty.

         As partial consideration made in connection with the 1994 acquisition of Sugar Creek Foods, the Company issued $3,800,000 in convertible subordinated notes to the former Sugar Creek Foods shareholders. These notes become due in February 1999 if not previously converted to common stock. The Company has reserved 162,567 shares of its common stock for conversion of the notes (at $23 3/8 per share).

         At December 31, 1996, the Company had a $1,700,000 line of credit with a commercial bank to finance the acquisition of a related amount of computer hardware and software. Borrowings under the line, which are expected to take place beginning in the first quarter of 1997, bear interest at the 30 day LIBOR rate plus 100 basis points and must be repaid in equal monthly installments over a 30 month period beginning in October 1997.

         During February 1997, the Company renewed its $10,000,000 committed line of credit with another commercial bank. The committed line of credit is available for general Corporate purposes through April 1998. Borrowings under the line bear interest at the bank's overnight money market rate plus 75 basis points.

         The revolving and committed credit agreements impose, among other things, certain requirements on the ratio of total debt to net worth, the maintenance of minimum shareholders' equity and minimum interest coverage. No assets are pledged as security under these agreements.

         Interest paid totaled approximately $715,000 in 1996, $799,000 in 1995, and $413,000 in 1994. The interest rate on short term borrowings at December 31, 1995 was 6.4%.

NOTE F - SHAREHOLDERS' EQUITY

Stock Options
           Under the Company's Incentive Stock Plans (the Plans), key employees and non-employee directors of the Company may receive grants and awards of up to a total of 425,000 shares of stock options, stock appreciation rights and restricted stock.

         Stock options are granted at a price not less than the fair market value on the date the options are granted, become exercisable at various intervals from six months to four years after the date of the grant and expire after ten years.

The details of stock option activity are as follows:

                                          --------------------------- -------------------------- ----------------------
                                                                              Range of             Weighted Average
                                              Number of shares             Exercise Prices          Exercise Price
----------------------------------------- --------------------------- -------------------------- ----------------------
1994
       Outstanding, beginning of year              143,414                   $17.00-19.75
       Exercised                                     7,000                          17.00
       Cancelled                                    20,957                    17.25-19.75
       Outstanding, end of year                    115,457                    17.00-19.75
       Exercisable, end of year                     38,800                    17.00-19.75
1995
       Granted                                      65,000                          20.50
       Cancelled                                    22,000                    17.25-20.50
       Outstanding, end of year                    158,457                    17.00-20.50               $  18.48
       Exercisable, end of year                     59,025                    17.00-19.75
1996
       Granted                                     142,711                    18.75-21.25                  18.80
       Exercised                                     1,667                          17.25                  17.25
       Cancelled                                   161,274                    17.00-20.50                  18.67
       Outstanding, end of year                    138,227                    17.00-21.25                  18.60
       Exercisable, end of year                     60,609                    17.00-21.25                  17.87
----------------------------------------- --------------------------- -------------------------- ----------------------

         In 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation". As permitted by the provisions of SFAS 123, the Company continues to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock based awards. As stock options are generally issued at the fair market value on the date of grant, the Company does not recognize compensation cost related to its stock option plans.

         The following information is provided solely in connection with the disclosure requirements of SFAS 123. If the Company had elected to recognize compensation cost related to its stock options granted in 1996 and 1995 in accordance with the provisions of SFAS 123, there would have been a pro forma net loss of $2,343,000 in 1996 ($0.62 per share on a fully diluted basis) and pro forma net income of $4,972,000 in 1995 ($1.40 per share on a fully diluted basis).

         These pro forma amounts are not indicative of the future effects of applying the provisions of SFAS 123 since the respective vesting periods are used to measure pro forma compensation expense and 1996 and 1995 amounts reflect expense for two years and one year of vesting, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively; volatility factors of .292 and .315; risk-free interest rates of

6.53% and 7.53%; dividend yields of .98%; and an expected life of 8.5 years. Under these assumptions, the weighted average fair value of options granted in 1996 was $9.64 per share.

         As of December 31, 1996, the weighted average remaining contractual life of all outstanding stock options was 8.4 years.

         The Company has also granted restricted stock awards in accordance with the Plans. In 1996, 6,416 shares of restricted stock were issued with a weighted average fair value of $17.58. At December 31, 1996, approximately 255,000 shares were available for future grants under the Plans.

Shareholder Rights Plan

         In January 1993, the Board of Directors approved the adoption of the Shareholder Rights Agreement wherein, effective February 5, 1993, one Right attaches to and trades with each share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share
(Unit) of Series A Junior Participating Preferred Stock, par value $1.00 per share. The Company has designated 100,000 shares of its Preferred Stock as Series A Junior Participating Preferred Stock. The exercise price per Right is $75.00, subject to adjustment. Each Unit of Preferred Stock is structured to be the equivalent of one share of Common Stock.

         The Rights are initially exercisable to purchase one Unit of Preferred Stock at the exercise price only if a person or group (Acquiring Person) acquires 20% or more of the Company's Common Stock or announces a tender offer for 20% or more of the outstanding Common Stock at which time the Rights detach and trade separately from the Common Stock. At any time thereafter, the Company may issue 1.5 shares of Common Stock in exchange for each Right other than those held by the Acquiring Person. Generally, if an Acquiring Person acquires 30% or more of the Company's Common Stock or an Acquiring Person merges into or combines with the Company, or if the Company is acquired in a merger or other business combination in which it does not survive, or if 50% of its earnings power or assets is sold, each Rights holder other than the Acquiring Person may be entitled, upon payment of the exercise price, to purchase securities of the Company or the surviving company having a market value equal to twice the exercise price. The Rights, which do not have voting privileges, expire in 2003, but may be redeemed under certain circumstances by the Board prior to that time for $.01 per Right.


NOTE G - RETIREMENT PLANS

         The Company currently maintains two defined benefit pension plans covering substantially all salaried employees. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company funds pension costs as accrued.

The following table sets forth information on the net periodic pension costs:

---------------------------------------------- ------------------------ --------------------- -------------------------
For the year ended December 31,                           1996                       1995                  1994
---------------------------------------------- ------------------------ --------------------- -------------------------
(In thousands)
Service cost                                            $  311                     $  239                 $ 237
Interest cost                                               76                         52                    36
Actual return on plan assets                               (79)                      (168)                   (7)
Net amortization and deferrals                              18                        124                   (24)
                                                       -------                    -------                -------

                                                        $  326                     $  247                 $ 242
                                                        ======                     ======                 =====
---------------------------------------------- ------------------------ --------------------- -------------------------

The following table sets forth information on the net pension liability:

----------------------------------------------------------------------- --------------------- -------------------------
As of December 31,                                                                   1996                  1995
----------------------------------------------------------------------- --------------------- -------------------------
(In thousands)
Actuarial present value of accumulated benefit obligation:
       Vested                                                                    $    877               $   641
       Nonvested                                                                      127                    72
                                                                               ----------             ---------
       Accumulated benefit obligation                                             $ 1,004               $   713
                                                                                 ========               =======

Projected benefit obligation                                                        1,428                $1,028
Plan assets at fair value                                                           1,163                   717
                                                                                ---------              --------
Plan assets less than projected benefit obligation                                    265                   311

Unrecognized net loss                                                                  31                    49
                                                                               ----------             ---------
Net pension liability                                                            $    234               $   262
                                                                                 ========               =======
----------------------------------------------------------------------- --------------------- -------------------------

The assumptions used in determining the projected benefit obligation and net periodic pension costs are as follows:

---------------------------------------------- ------------------------ --------------------- -------------------------
                                                         1996                       1995                   1994
---------------------------------------------- ------------------------ --------------------- -------------------------
Weighted average discount rate                              7%                        7%
Weighted average rate
      of increase in compensation levels                    5%                        5%
Expected long term rate of return on assets                 8%                        8%                     8%
---------------------------------------------- ------------------------ --------------------- -------------------------

         At December 31, 1996, plan assets were 49% invested in common stocks, 44% in U.S. Treasury instruments and the balance in cash and money market funds.

         The Company also sponsors a defined contribution plan which covers substantially all salaried and hourly employees. Contributions are generally determined as a percentage of the covered employees' annual salary. Amounts expensed under this plan were approximately $140,000 in 1996 and 1995.

         The Company entered into an agreement to indemnify the cost of retiree health care and life insurance benefits for salaried employees of the Company who had retired prior to April 1992. Under the agreement, the Company may elect to prepay the Company's remaining obligation. The Company does not provide postretirement health and life insurance benefits for employees who retire subsequent to April 1992.

         The Company's liability for postretirement benefits is comprised primarily of accumulated benefit obligations of approximately $2,800,000 at December 31, 1996 and 1995. There was no significant net postretirement benefit cost in 1996 due to the amortization of deferred gains which largely offset interest cost. The Company annually recognizes 20% of deferred gains or losses. The net postretirement benefit cost for 1995 and 1994 was approximately $180,000 representing interest cost.

         The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10% for 1997 and is assumed to decrease gradually to 5% in 2006 and remain at that level thereafter. Each one percentage point change in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation by approximately $140,000 and the net periodic postretirement benefit cost by approximately $10,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7% for all periods presented.

NOTE H - OTHER INFORMATION

         The Company is subject to litigation incidental to the conduct of its business, the disposition of which is not expected to have a significant effect on the Company's financial condition. The Company is also subject to government agency regulations relating to food products, environmental matters and other aspects of its business. The Company is involved in environmental improvement activities resulting from past operations. The Company has recorded amounts which, in management's best estimate, will be sufficient to satisfy the anticipated cost of such activities.

         During 1996, four customers accounted for 16%, 14%, 13% and 10% of net sales, respectively. During 1995, four customers accounted for 16%, 15%, 11% and 10% of net sales, respectively. During 1994, three customers accounted for 17%, 16% and 11% of net sales, respectively. Based upon prior experience, management believes it could find a suitable replacement for the loss of any of its licensees and, as a result, such customer loss would not have a significant impact on the Company's operations, liquidity or capital resources.

         In 1991, the Company sold, at its cost, approximately $1,000,000 of machinery and equipment purchased for resale. As a result of the sale, the Company received a ten year note, payable annually, from its customer. The long term portion of the note receivable amounts to approximately $512,000 at December 31, 1996 ($612,000 in 1995), which is included in other assets, and is net of unamortized discount of approximately $160,000 ($228,000 in 1995). The note bears interest at approximately 10% and is collateralized by the machinery and equipment. Based upon prevailing interest rates, after consideration of credit risk, the carrying value is a fair approximation of market value.

   REPORT OF INDEPENDENT AUDITORS,                             REPORT OF MANAGEMENT
   ERNST & YOUNG LLP

   Shareholders and Board of Directors                         Eskimo Pie Corporation
   Eskimo Pie Corporation
                                                               The  consolidated   financial   statements  and  other  financial
   We have audited the accompanying  consolidated  balance     information  of Eskimo  Pie  Corporation  have been  prepared  by
   sheets of Eskimo Pie  Corporation  as of  December  31,     management,   which  is  responsible   for  their  integrity  and
   1996 and 1995, and the related consolidated  statements     objectivity.  These  statements  have been prepared in accordance
   of  income,  changes in  shareholders'  equity and cash     with  generally   accepted   accounting   principles  and,  where
   flows for each of the three  years in the period  ended     appropriate, reflect estimates based on judgements of management.
   December 31, 1996.  These financial  statements are the
   responsibility   of  the  Company's   management.   Our            The  Company  maintains  a system  of  internal  financial
   responsibility  is  to  express  an  opinion  on  these     controls  which  considers  the  expected  costs and  benefits of
   financial statements based on our audits.                   specific  control  procedures and provides  reasonable  assurance that Company  assets are protected  against loss or misuse,  that
          We  conducted  our  audits  in  accordance  with     transactions   are  executed  in  accordance  with   management's
   generally    accepted   auditing    standards.    Those     authorization  and that the financial  records can be relied upon
   standards  require  that we plan and  perform the audit     to produce  financial  statements  in accordance  with  generally
   to  obtain  reasonable   assurance  about  whether  the     accepted accounting  principles.  The internal financial controls
   financial    statements    are    free   of    material     system is supported by the management of the Company  through the
   misstatement.  An audit includes  examining,  on a test     establishment   and  communication  of  business  and  accounting
   basis,  evidence supporting the amounts and disclosures     policies,   the  division  of  responsibility  in  organizational
   in the  financial  statements.  An audit also  includes     matters,  and the careful  selection  and training of  management
   assessing   the   accounting    principles   used   and     personnel.
   significant  estimates made by  management,  as well as
   evaluating    the    overall    financial     statement            The  consolidated  financial  statements have been audited
   presentation.  We  believe  that our  audits  provide a     by the Company's independent  auditors,  Ernst & Young LLP. Their
   reasonable basis for our opinion.                           audit  was  conducted  in  accordance  with  generally   accepted
                                                               auditing   standards  and  their  report  is  included  elsewhere
          In  our  opinion,  the  consolidated   financial     herein.  As a part of their  audit,  Ernst & Young  LLP  develops
   statements  referred to above  present  fairly,  in all     and  maintains  an  understanding   of  the  Company's   internal
   material respects,  the consolidated financial position     accounting  controls  and  conducts  such tests and employs  such
   of Eskimo Pie  Corporation  at  December  31,  1996 and     procedures as they consider  necessary to render their opinion on
   1995,  and the  consolidated  results of its operations     the financial statements.
   and its cash  flows for each of the three  years in the
   period  ended  December 31, 1996,  in  conformity  with            The Board of Directors  exercises its oversight  role with
   generally accepted accounting principles.                   respect to the Company's  system of internal  financial  controls primarily  through its Audit  Committee which consists of outside directors.  The Board of Directors,  upon the  recommendation  of the Audit Committee,  selects the independent auditors subject to ratification  by the  shareholders.  The  Audit  Committee  meets
                                     /s/ Ernst & Young LLP     periodically with  representatives  of management.  Ernst & Young
                                                               LLP has full and free  access to meet with the Audit  Committee, with or without the presence of management representatives.


   Richmond, Virginia
   February 21, 1997

                                                               /s/ Arnold H. Dreyfuss            /s/ Thomas M. Mishoe, Jr.



                                                               Arnold H. Dreyfuss                Thomas M. Mishoe, Jr.
                                                               Chairman of the Board             Chief Financial Officer,
                                                               and Chief Executive Officer       Vice President, Treasurer  and
                                                                                                 Corporate Secretary

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III


           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information on the Company's Board of Directors is included under the caption "Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting to be held on May 7, 1997 (Proxy Statement) and is incorporated herein by reference.


                         ITEM 11. EXECUTIVE COMPENSATION

       Information on executive compensation is included under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.


            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

       Information on security ownership of certain beneficial owners and management is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information on certain relationships and related transactions is included under the caption "Certain Relationships" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a)    (1)    The following  financial  statements of Eskimo Pie Corporation are included in Item 8:

                     Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

                     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

                     Consolidated Balance Sheets at December 31, 1996 and 1995

                     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                     Notes to Consolidated Financial Statements

                     Report of Independent Auditors, Ernst & Young LLP

       (2)   Financial Statements Schedules

             No financial statement schedules are required because the required information is not present in amounts sufficient to warrant submission of the schedules or the required information is included in the consolidated financial statements or notes to consolidated financial statements.

(b)          Reports on Form 8-K

             No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

(c)          Exhibits

             The exhibits listed in the accompanying "Index of Exhibits" are filed as part of this Annual Report.

             Management Contracts or Compensatory Plans

             Set forth below are the management contracts or compensatory plans and arrangements required to be filed as Exhibits to this Annual Report pursuant to Item 14 (c) hereof, including their location:

             Executive Severance Agreement between the Company and Thomas M. Mishoe, Jr. dated February 19, 1996 - Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

             Executive Severance Agreement between the Company and C. D. Hornbeak dated February 24, 1994 - Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

             Executive Severance Agreement between the Company and K. P. Ferryman dated August 21, 1995 - Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

             Executive Severance Agreement between the Company and N. D. Glaeser dated October 21, 1995 - Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

             Executive Severance Agreement between the Company and V. Stephen Kangisser dated May 15, 1996 - Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended, June 30, 1996.

             Executive Severance Agreement between the Company and David B. Kewer dated March 1, 1997 - Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

             Incentive Stock Plan dated February 17, 1992 - Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 33-45852).

             1996 Incentive Stock Plan - Exhibit A to the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

             Senior Management Annual Incentive Plan, dated as of January 1, 1993 - Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

             Salaried Retirement Plan dated as of April 6, 1992 - Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

             Executive  Retirement  Plan and  Trust  dated as of April 6, 1992 -
Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

             Letter Agreement dated January 31, 1997 between the Company and Thomas M. Mishoe, Jr. - Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

             Letter Agreement dated January 31, 1997 between the Company and Neal D. Glaeser - Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

             Letter Agreement dated January 31, 1997 between the Company and Carl D. Hornbeak - Exhibit 10.14 to the Company's Annual Report on Form 10-K for year ended December 31, 1996.

             Letter Agreement dated January 31, 1996 between the Company and V. Stephen Kangisser - Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

             Letter Agreement dated January 31, 1996 between the Company and Kimberly P. Ferryman - Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

             Letter Agreement dated September 19, 1996 between the Company and David V. Clark - Exhibit 10.15 to the Company's Report on Form 10-Q for the quarter ended September 30, 1996.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28th day of March, 1997.

                                              ESKIMO PIE CORPORATION


                                              /s/ Arnold H. Dreyfuss
                                              -------------------------------
                                              Arnold H. Dreyfuss
                                              Chairman of the Board,
                                              Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of the 28th day of March 1997.

       Signature                                          Title
       ---------                                          -----
/s/     Arnold H. Dreyfuss                         Chairman of the Board,
---------------------------------                  Interim Chief Executive Officer
        Arnold H. Dreyfuss                         (Principal Executive Officer)


/s/    Thomas M. Mishoe, Jr.                       Chief Financial Officer,
---------------------------------                  Vice President, Treasurer
       Thomas M. Mishoe, Jr.                       and Corporate Secretary
                                                   (Principal Financial and Accounting Officer)


/s/    William T. Berry, Jr.                       Assistant Vice President, Controller
---------------------------------
       William T. Berry, Jr.

*/s/   Terrence D. Daniels                         Director
---------------------------------
       Terrence D. Daniels

*/s/   W. M. Fariss, Jr.                           Director
---------------------------------
       W. M. Fariss, Jr.

*/s/   Wilson H. Flohr, Jr.                        Director
---------------------------------
       Wilson H. Flohr, Jr.

*/s/   F. Claiborne Johnston, Jr.                  Director
---------------------------------
       F. Claiborne Johnston, Jr.

*/s/   Judith B. McBee                             Director
---------------------------------
       Judith B. McBee

*By /s/ Arnold H. Dreyfuss
---------------------------------
          Arnold H. Dreyfuss
          Attorney-in-fact

                                INDEX OF EXHIBITS

Exhibit No.  Description

3.1 Amended and Restated Articles of Incorporation incorporated herein by reference to Exhibit C to the Company's Proxy Statement for its 1996 Annual
       Meeting of Shareholders.

3.2 Amended and Restated Bylaws incorporated herein by reference to Exhibit 3.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996.

4.1 Rights agreement dated as of January 21, 1993, between the Company and Mellon Securities Trust Company, incorporated herein by reference to
       Exhibit 28.1 to the Company's  Current Report on Form 8-K dated January 21,
       1993.

4.2    The Company agrees to furnish to the Commission upon request any instrument with respect to long-term  debt as to which the total amount of  securities
       authorized   thereunder   does  not  exceed  10%  of  the  Company's  total
       consolidated assets.

10.1   Executive Severance Agreement between the Company and Thomas M. Mishoe, Jr.
       dated February 19, 1996, incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.2   Executive Severance Agreement between the Company and C. D. Hornbeak, dated
       February 25, 1994, incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.3   Executive  Severance Agreement between the Company and K. P. Ferryman dated
       August 21, 1995 incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.4   Executive  Severance  Agreement between the Company and N. D. Glaeser dated
       October 21, 1995 incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.5 Executive Severance Agreement between the Company and V. Stephen Kangisser dated May 15, 1996, incorporated herein by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996.

10.6   Executive  Severance Agreement between the Company and David B. Kewer dated
       March 1, 1997, filed herewith.

10.7 Incentive Stock Plan dated February 17, 1992, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form
       S-1 (Registration No.33-45852).

10.8 1996 Incentive Stock Plan, incorporated herein by reference to Exhibit A to the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

10.9 Senior Management Annual Incentive Plan, dated as of January 1, 1993, incorporated herein by reference to Exhibit 10.7 of the Company's Annual
       Report on Form 10-K for the year ended December 31, 1992.




10.10 Salaried Retirement Plan dated as of April 6, 1992, incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.11  Executive   Retirement   Plan  and  Trust   dated  as  of  April  6,  1992,
       incorporated  herein by reference to Exhibit 10.10 of the Company's  Annual
       Report on Form 10-K for the year ended December 31, 1992.

10.12  Letter  Agreement  dated January 31, 1997 between the Company and Thomas M.
       Mishoe, Jr., filed herewith.

10.13  Letter  Agreement  dated  January 31, 1997  between the Company and Neal D.
       Glaeser, filed herewith.

10.14  Letter  Agreement  dated  January 31, 1997  between the Company and Carl D.
       Hornbeak, filed herewith.

10.15  Letter  Agreement dated January 31, 1997 between the Company and V. Stephen
       Kangisser, filed herewith.

10.16  Letter  Agreement  dated  January 31, 1997 between the Company and Kimberly
       P. Ferryman, filed herewith.

10.17  Letter  Agreement dated September 19, 1996 between the Company and David V.
       Clark,  incorporated  herein by reference to Exhibit 10.15 to the Company's
       Report on Form 10-Q for the Quarter ended September 30, 1996.

10.18 Master License Agreement between the Company and Welch Foods Inc. dated as of August 31, 1992, incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.19  Revolving Credit Agreement for $10,000,000  between the Company and Crestar
       Bank dated January 31, 1994 as amended, incorporated herein by reference to
       Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.20  Credit  Agreement  dated as of May 5, 1992  between  the  Company and First
       Union National Bank of Virginia as amended, incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.21 Agreement dated February 17, 1992 between the Company and Reynolds, incorporated herein by reference to Exhibit 10.17 to the Company's
       Registration Statement on Form S-1 (Registration No. 33-45852).

10.22  Form of  Reimbursement  Agreement dated as of February 17, 1992 between the
       Company and Reynolds,  incorporated herein by reference to Exhibit 10.18 to
       the  Company's   Registration  Statement  on  Form  S-1  (Registration  No.
       33-45852).

21.    Subsidiaries of the Registrant.

23.    Consent of Independent Auditors, Ernst & Young LLP.

24.    Powers of Attorney.

27.    Financial Data Schedules.








----------------------------------------

In accordance with the Securities and Exchange Commission's requirements, we will furnish copies of the exhibits listed for a copying fee of 10 cents per page. Please direct your request to:

       Corporate Secretary
       Eskimo Pie Corporation
       P.O. Box 26906
       Richmond, Virginia 23261-6906
       Phone No. (804) 560-8400