Form 10-Q
period 1997-03-31
ESKIMO PIE CORP
filed 1997-05-14
CIK 787520

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                  ------------
(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19867

                            ------------------------
                             ESKIMO PIE CORPORATION
             (Exact name of registrant as specified in its charter)

                      Virginia                           54-0571720
           (State or other jurisdiction of     (IRS Employer Identification No.)
           incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 15, 1997.

           Class                                  Outstanding at April 15, 1997
           -----                                  -----------------------------
Common Stock, $1.00 Par Value                              3,457,573

                             ESKIMO PIE CORPORATION
                                      Index

                                                                          Page
                                                                         Number
                                                                         ------
Part I.           Financial Information

      Item 1.     Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income
                  Three Months Ended March 31, 1997 and 1996                1

                  Condensed Consolidated Balance Sheets
                  March 31, 1997; December 31, 1996 and March 31, 1996      2

                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1997 and 1996                3

                  Notes to Condensed Consolidated Financial Statements      4

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       5

Part II.          Other Information

      Item 6.     Exhibits and Reports on Form 8-K                          7


                                                      ESKIMO PIE CORPORATION
                                     Condensed Consolidated Statements of Income (Unaudited)

    For the three months ended March 31,                                                               1997                1996
    --------------------------------------------------------------------------------------- ------------------- -----------------
    (In thousands, except share data)

    Net sales                                                                                  $     18,078        $     19,769
    Cost of products sold                                                                            10,589              12,008
                                                                                            ------------------- -----------------
             Gross profit                                                                             7,489               7,761

    Advertising and sales promotion expenses                                                          4,482               3,270
    General and administrative expenses                                                               2,789               2,595
                                                                                            ------------------- -----------------
             Operating income                                                                           218               1,896

    Interest income                                                                                      41                  29
    Interest expense and other - net                                                                    174                 182
                                                                                            ------------------- -----------------
             Income before income taxes                                                                  85               1,743

    Income tax expense                                                                                   32                 672
                                                                                            ------------------- -----------------

             Net income                                                                        $         53        $      1,071
                                                                                            =================== =================

    Per common share
             Primary
                  Weighted average number of common shares outstanding                            3,450,684           3,476,221
                  Net income                                                                   $       0.02        $       0.31
                                                                                            =================== =================

             Fully diluted
                  Weighted average number of common shares outstanding                            3,613,251           3,638,788
                  Net income                                                                   $       0.02        $       0.30
                                                                                            =================== =================

             Cash dividend                                                                     $       0.05        $       0.05
                                                                                            =================== =================





                                                      ESKIMO PIE CORPORATION
                                        Condensed Consolidated Balance Sheets (Unaudited)


                                                                                March 31,       December 31,        March 31,
As of                                                                             1997              1996              1996
---------------------------------------------------------------------------- ---------------- ------------------ ----------------
(In thousands, except share data)

Assets

Current assets:
         Cash and cash equivalents                                            $      1,139     $        2,143     $        767
         Receivables                                                                 9,053              4,051           13,207
         Inventories                                                                 6,499              6,608            6,939
         Prepaid expenses                                                            1,639              3,262            1,342
                                                                             ---------------- ------------------ ----------------

              Total current assets                                                  18,330             16,064           22,255

         Property, plant and equipment - net                                         8,696              8,716            8,881
         Goodwill and other intangibles                                             17,837             17,999           18,601
         Other assets                                                                1,568              1,661            1,740
                                                                             ---------------- ------------------ ----------------

              Total assets                                                    $     46,431     $       44,440     $     51,477
                                                                             ================ ================== ================

Liabilities and Shareholders' Equity

Current liabilities:
         Short term borrowings                                               $           -     $            -     $      3,900
         Accounts payable                                                            4,759              5,283            4,591
         Accrued advertising and promotion                                           3,446              2,026            1,466
         Accrued compensation and related amounts                                      435                730              245
         Other accrued expenses                                                        862                723              342
         Income taxes                                                                    -                  -              975
         Current portion of long term debt                                             944                500                -
                                                                             ---------------- ------------------ ----------------

              Total current liabilities                                             10,446              9,262           11,519

Long term debt                                                                       6,206              5,500            6,000
Convertible subordinated notes                                                       3,800              3,800            3,800
Postretirement benefits and other liabilities                                        3,504              3,408            3,520

Shareholders' equity:
         Preferred stock, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding
         Common stock, $1.00 par value; 10,000,000 shares authorized,
                3,457,573 issued and outstanding in 1997 and 3,447,573
                in 1996                                                              3,458              3,448            3,478
         Additional capital                                                          4,283              4,168            4,671
         Retained earnings                                                          14,734             14,854           18,489
                                                                             ---------------- ------------------ ----------------

              Total shareholders' equity                                            22,475             22,470           26,638
                                                                             ---------------- ------------------ ----------------

              Total liabilities and shareholders' equity                      $     46,431     $       44,440     $     51,477
                                                                             ================ ================== ================





                                                      ESKIMO PIE CORPORATION
                                   Condensed Consolidated Statements Of Cash Flows (Unaudited)


For the three months ended March 31,                                                                  1997                1996
------------------------------------------------------------------------------------------ ------------------- ------------------
(In thousands)

Operating activities
         Net income                                                                           $         53        $      1,071
         Adjustments to reconcile net income to net cash
              used in operating activities:
                  Depreciation and amortization                                                        649                 615
                  Change in deferred income taxes and other assets                                     (17)               (176)
                  Change in postretirement benefits and other liabilities                               88                  53
                  Change in receivables                                                             (5,002)             (4,512)
                  Change in inventories and prepaid expenses                                         1,758              (1,333)
                  Change in accounts payable and accrued expenses                                      738               1,901
                                                                                           ------------------- ------------------

         Net cash used in operating activities                                                      (1,733)             (2,381)

Investing activities
         Capital expenditures                                                                         (348)               (167)
         Other                                                                                         100                  72
                                                                                           ------------------- ------------------

         Net cash used in investing activities                                                        (248)                (95)

Financing activities
         Borrowings                                                                                  1,150               2,700
         Cash dividends                                                                               (173)              (174)
                                                                                           ------------------- ------------------

         Net cash provided by financing activities                                                     977               2,526
                                                                                           ------------------- ------------------

Change in cash and cash equivalents                                                                 (1,004)                 50
Cash and cash equivalents at the beginning of the year                                               2,143                 717
                                                                                           ------------------- ------------------

Cash and cash equivalents at the end of the quarter                                           $      1,139        $        767
                                                                                           =================== ==================

                             ESKIMO PIE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of March 31, 1997 and its results of operations for the three months ended March 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1996 Annual Report.

NOTE B - INVENTORIES Inventories are classified as follows:
------------------------------------------------ -------------------------- ------------------------ -----------------------
                                                      March 31, 1997           December 31, 1996         March 31, 1996
------------------------------------------------ -------------------------- ------------------------ -----------------------
(In thousands)
Finished goods                                         $    4,491                  $   4,987                $   4,403
Raw materials and packaging supplies                        3,059                      2,672                    3,757
                                                      -----------                 ----------                ---------
           Total FIFO inventories                           7,550                      7,659                    8,160
LIFO reserves                                              (1,051)                    (1,051)                  (1,221)
                                                      -----------                 ----------                ---------
                                                       $    6,499                  $   6,608                $   6,939
                                                       ==========                  =========                =========
------------------------------------------------ -------------------------- ------------------------ -----------------------

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

RESULTS OF OPERATIONS

Net Sales and Gross Profit
       Compared to the prior year, sales decreased by $1.7 million or 8.6%. This decrease relates primarily to an additional $2 million in 1996 sales resulting from the initial introduction of the Nabisco brand products. Exclusive of the impact from the Nabisco introductions, sales increased by approximately $300,000 or 1.7%. Eskimo Pie brand sales increased by approximately $700,000 and offset a net decline in sublicensed brands. The flavors business continues to grow as evidenced by a $200,000 increase (7.2%) as compared with the prior year.

       Gross profit, as a percent of sales, increased to 41.4% for the first quarter of 1997 as compared with 39.3% in the first quarter of 1996. Most of the increase is the result of a favorable change in product mix due to the increase in Eskimo Pie brand sales.

Expenses and other Income
       As anticipated, advertising and sales promotion expense increased by $1.2 million or 37.1% as a direct result of the Company's increased focus on the marketing of Eskimo Pie and sublicensed brand products. The Company's previously announced 1997 marketing plan calls for both an increased amount of spending commitments as well as an acceleration of those commitments to earlier periods in the year. The Company believes that this early season spending will better position its products against the Company's primary competition as well as provide the best opportunity for repeat consumer purchases.

       General and administrative and interest expense, as well as interest income, were consistent with the prior year. The effective income tax rate was also consistent with 1996.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's financial position remains strong. The net cash used in operations is consistent with historical seasonal working capital requirements although the amount used decreased in 1997 largely as a result of a reduction in inventory purchases and the recovery of $1.4 million in 1996 federal income tax payments. The $1,150,000 in borrowings relate to the technology purchases discussed in the 1996 Annual Report. The Company believes that the annual cash generated from operations and funds available under its credit agreements will provide the Company with sufficient funds and the financial flexibility to support its ongoing business, strategic objectives and debt repayment requirements.

       On April 10, 1997, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission to register 450,000 shares of the Company's common stock to be used in connection with the previously approved 1996 Incentive Stock Plan and other employee benefit and stock purchase plans. Pursuant to this registration, the Company will provide an option for employees to invest their 401(k) contributions in Company stock and will offer an employee stock purchase plan. The Company will also begin to make its 401(k) match with shares of the Company's Common Stock. These initiatives were undertaken to increase employee ownership of Company stock in order to more closely align employee interests with that of shareholders. The incremental costs of these plans are not significant and the Company intends to purchase common stock on the open market as employee contributions are made through payroll deductions.

       On May 7, 1997, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable July 3, 1997, to Shareholders of Record on June 13, 1997. While the Company anticipates a regular quarterly dividend, the amount and timing of any future dividends will depend on the general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and other factors deemed relevant by the Board of Directors.

                           PART II, OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

     a.      Exhibits:

             10.23 Letter Agreement dated February 21, 1997 between the Company and Crestar Bank, filed herewith.

             27.        Financial Data Schedules, filed herewith.

     b.    Reports on Form 8-K:   None

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ESKIMO PIE CORPORATION



Date:      May 12, 1997                 By /s/  David B. Kewer
                                           -------------------
                                        David B. Kewer
                                        President and Chief Operating Officer



Date:      May 12, 1997                 By /s/  Thomas M. Mishoe, Jr.
                                           --------------------------
                                        Thomas M. Mishoe, Jr.
                                        Chief Financial Officer, Vice President,
                                        Treasurer and Corporate Secretary



Date:      May 12, 1997                 By /s/  William T. Berry, Jr.
                                           --------------------------
                                        William T. Berry, Jr.
                                        Assistant Vice President, Controller