Form 10-Q
period 1997-06-30
ESKIMO PIE CORP
filed 1997-08-14
CIK 787520

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                  ------------
                                   (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

      [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997.

                    Class                        Outstanding at July 31, 1997
        Common Stock, $1.00 Par Value                      3,458,006

                             ESKIMO PIE CORPORATION
                                      Index


                                                                     Page Number
Part I.           Financial Information

      Item 1.     Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income
                  Three and Six Months Ended June 30, 1997 and 1996        1

                  Condensed Consolidated Balance Sheets
                  June 30, 1997; December 31, 1996 and June 30, 1996       2

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1997 and 1996                  3

                  Notes to Condensed Consolidated Financial Statements     4

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    5

Part II.          Other Information

      Item 4.     Submission of Matters to a Vote of Security Holders      7

      Item 6.     Exhibits and Reports on Form 8-K                         7

                             ESKIMO PIE CORPORATION
             Condensed Consolidated Statements of Income (Unaudited)


                                                        Three months ended                     Six months ended
                                                            June 30,                              June 30,
----------------------------------------------------------------------------------- -------------------------------------
                                                    1997               1996                1997               1996
---------------------------------------------------------------- ------------------ ------------------- -----------------
                                                                  (In thousands, except share data)

Net sales                                          $   23,837       $   25,324         $   41,915          $   45,093
Cost of products sold                                  13,542           15,136             24,131              27,144
                                              ------------------ ------------------ ------------------- -----------------
         Gross profit                                  10,295           10,188             17,784              17,949

Advertising and sales promotion expenses                6,005            4,346             10,487               7,616
General and administrative expenses                     2,654            2,974              5,443               5,569
                                              ------------------ ------------------ ------------------- -----------------
         Operating income                               1,636            2,868              1,854               4,764

Interest income                                            53               34                 94                  63
Interest expense and other - net                          180              172                354                 354
Gain on disposal of fixed assets                          125                -                125                   -
                                              ------------------ ------------------ ------------------- -----------------
         Income before income taxes                     1,634            2,730              1,719               4,473

Income tax expense                                        621            1,036                653               1,708
                                              ------------------ ------------------ ------------------- -----------------

         Net income                                $    1,013       $    1,694         $    1,066          $    2,765
                                              ================== ================== =================== =================

Per common share
         Primary
              Weighted average number of
                  common shares outstanding         3,457,923        3,471,601          3,454,324           3,473,911
              Net income                           $     0.29       $     0.49         $     0.31          $     0.80
                                              ================== ================== =================== =================

         Fully diluted
              Weighted average number of
              common shares outstanding             3,620,490        3,634,168          3,616,891           3,636,478
              Net income                           $     0.29       $     0.47         $     0.31          $     0.77
                                              ================== ================== =================== =================

         Cash dividend                             $     0.05       $     0.05         $     0.10          $     0.10
                                              ================== ================== =================== =================

                             ESKIMO PIE CORPORATION
                Condensed Consolidated Balance Sheets (Unaudited)


                                                               June 30,         December 31,        June 30,
As of                                                            1997               1996              1996
---------------------------------------------------------- ------------------ ------------------ ----------------
(In thousands, except share data)
Assets

Current assets:
         Cash and cash equivalents                            $      2,073       $      2,143       $        968
         Receivables                                                11,787              4,051             12,037
         Inventories                                                 5,748              6,608              7,417
         Prepaid expenses                                            1,078              3,262              2,060
                                                           ------------------ ------------------ ----------------

                  Total current assets                              20,686             16,064             22,482

         Property, plant and equipment - net                         8,635              8,716              8,994
         Goodwill and other intangibles                             17,629             17,999             18,390
         Other assets                                                1,610              1,661              1,545
                                                           ------------------ ------------------ ----------------

                  Total assets                                $     48,560       $     44,440       $     51,411
                                                           ================== ================== ================

Liabilities and Shareholders' Equity

Current liabilities:
         Short term borrowings                             $             -       $          -       $      1,500
         Accounts payable                                            4,679              5,283              4,454
         Accrued advertising and promotion                           4,427              2,026              2,830
         Accrued compensation and related amounts                      468                730                448
         Other accrued expenses                                      1,204                723                533
         Income taxes                                                    -                  -                530
         Current portion of long term debt                           1,202                500                  -
                                                           ------------------ ------------------ ----------------

              Total current liabilities                             11,980              9,262             10,295

Long term debt                                                       5,876              5,500              6,000
Convertible subordinated notes                                       3,800              3,800              3,800
Postretirement benefits and other liabilities                        3,589              3,408              3,584

Shareholders' equity:
         Preferred stock, $1.00 par value; 1,000,000 shares
              authorized, none issued and outstanding                    -                  -                  -
         Common stock, $1.00 par value; 10,000,000 shares
              authorized, 3,458,006 issued and outstanding in 1997,
              3,447,573 at December 31, 1996 and 3,455,586 at
              June 30, 1996                                          3,458              3,448              3,455
         Additional capital                                          4,283              4,168              4,267
         Retained earnings                                          15,574             14,854             20,010
                                                           ------------------ ------------------ ----------------

              Total shareholders' equity                            23,315             22,470             27,732
                                                           ------------------ ------------------ ----------------

              Total liabilities and shareholders' equity      $     48,560       $     44,440       $     51,411
                                                           ================== ================== ================


                             ESKIMO PIE CORPORATION
           Condensed Consolidated Statements Of Cash Flows (Unaudited)



Six months ended June 30,                                                                 1997                 1996
------------------------------------------------------------------------------- --------------------------------------
(in thousands)

Operating activities
         Net income                                                                $      1,066         $      2,765
         Adjustments to reconcile net income to net cash (used in)
              provided by operating activities:
                  Depreciation and amortization                                           1,291                1,250
                  Gain on disposal of fixed assets                                         (125)                   -
                  Change in deferred income taxes and other assets                          (30)                (216)
                  Change in postretirement benefits and other liabilities                   155                   37
                  Change in receivables                                                  (7,737)              (3,342)
                  Change in inventories and prepaid expenses                              3,029               (2,469)
                  Change in accounts payable and accrued expenses                         2,014                3,078
                                                                                -------------------- -----------------

         Net cash (used in) provided by operating activities                               (337)               1,103

Investing activities
         Capital expenditures                                                              (656)                (441)
         Proceeds from disposal of fixed assets                                             125                    -
         Other                                                                               65                   62
                                                                                -------------------- -----------------

         Net cash used in investing activities                                             (466)                (379)

Financing activities
         Cash dividends                                                                    (346)                (347)
         Borrowings                                                                       1,150                  300
         Principal payments on long term debt                                               (71)                   -
         Repurchase of common stock                                                           -                 (426)
                                                                                -------------------- -----------------

         Net cash provided by (used in) financing activities                                733                 (473)
                                                                                -------------------- -----------------

Change in cash and cash equivalents                                                         (70)                 251
Cash and cash equivalents at the beginning of the year                                    2,143                  717
                                                                                -------------------- -----------------

Cash and cash equivalents at the end of the quarter                                $      2,073         $        968
                                                                                ==================== =================

                             ESKIMO PIE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of June 30, 1997 and its results of operations for the three and six months ended June 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1996 Annual Report.

Accounting Change: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128, which is effective for both interim and annual financial statements ending after December 15, 1997, establishes revised standards for computing and reporting earnings per share. The Company will change the method currently used to compute earnings per share and restate all prior periods in its December 31, 1997 Annual Report. The impact on earnings per share is not expected to be material.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.


NOTE B - INVENTORIES Inventories are classified as follows:

------------------------------------------------ -------------------------- ------------------------ -----------------------
                                                       June 30, 1997           December 31, 1996         June 30, 1996
------------------------------------------------ -------------------------- ------------------------ -----------------------
(In thousands)
Finished goods                                         $    3,818                  $   4,987                $   4,912
Raw materials and packaging supplies                        2,981                      2,672                    3,655
                                                     ------------                 ----------               ----------
           Total FIFO inventories                           6,799                      7,659                    8,567
LIFO reserves                                              (1,051)                    (1,051)                  (1,150)
                                                      ------------                -----------              -----------
                                                       $    5,748                  $   6,608               $    7,417
                                                       ==========                  =========               ==========
------------------------------------------------ -------------------------- ------------------------ -----------------------


NOTE C - GAIN ON DISPOSAL OF FIXED ASSETS

During the third quarter of 1996, the Company recorded a number of special charges not identifiable with preceding interim periods. These charges included a loss of $725,000 relating to the disposal of certain equipment leased to one of the Company's licensees. During 1997, the Company identified buyers for certain components of the equipment previously written off. The $125,000 gain on disposal of fixed assets equals the proceeds received from the sale of the equipment which had no book value.

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

RESULTS OF OPERATIONS

Net Sales and Gross Profit
       Total Company sales decreased during both the quarter and six month period ended June 30, 1997 as the prior year included $8 million in sales of Nabisco brand products introduced in the first half of 1996. Repeat sales of the Nabisco items have not met expectations. Sales of Eskimo Pie and Welch's brand products have increased over the prior year and helped to mitigate the decline in Nabisco brand sales. Eskimo Pie brand sales increased by $1.2 million (15.7%) for the quarter and $1.9 million (13.9%) for the six months ended June 30, 1997. Welch's brand sales increased by $.5 million (10.4%) for the quarter and $.8 million (10.6%) for the six month period. According to Information Resources, Inc., recent consumer purchases of Eskimo Pie and Welch's brand products have increased over the prior year and are ahead of the overall frozen novelty category trends. The Company's flavors business continues to exceed prior year results.

         Gross profit, as a percent of sales, increased during both the quarter and six month period primarily as a result of an improved product mix which resulted from an increase in higher margined Eskimo Pie brand sales. Additional gross margin improvements were the result of management's recent initiatives to obtain more favorable pricing on several key materials and ingredients.


Expenses and Other Income
       As planned, advertising and sales promotion expense increased by approximately 38% during the quarter and six month period as a direct result of the Company's increased focus on the marketing of Eskimo Pie and sublicensed brand products. The Company's previously announced 1997 marketing plan called for both an increased amount of spending commitments as well as an acceleration of those commitments to earlier periods in the year. As the Company completes its 1997 marketing program, advertising and sales promotion expense is expected to decline during the second half of the year in comparison with both the first two quarters of 1997 and the comparable periods in 1996.

       General and administrative expense decreased in comparison with the prior year primarily due to approximately $200,000 of severance accruals recorded in the second quarter of 1996. Interest income and expense, as well as the income tax rate, remains consistent with the prior year.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's financial position remains strong. Although the Company generated less cash from operations than in prior years (due primarily to lower earnings), the Company's cash and current ratio remained constant during the year due to improved inventory management, the recovery of $1.4 million in 1996 Federal income tax payments and $1,150,000 in borrowings related to 1996 technology purchases. The Company believes that the annual cash generated from operations and funds available under its credit agreements will provide the Company with sufficient funds and the financial flexibility to support its ongoing business, strategic objectives and debt repayment requirements.


       In June 1997, the Company announced that it will consolidate its flavors production in New Berlin, Wisconsin. In connection with the consolidation, the Company has entered into a contract for the sale of its Los Angeles plant facility. Cash flows generated from the sale are expected to more than offset the anticipated severance and other plant closing costs as well as necessary capital improvements required in New Berlin to support the consolidated operations. Assuming the satisfaction of standard closing requirements, the Company expects to close the sale of its Los Angeles plant by year end. The financial impact of the sale transaction and related consolidation is expected to be positive to earnings in 1997 and beyond.

                           PART II, OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) At the Company's Annual Meeting held on May 7, 1997; 2,375,842 of the Company's 3,457,573 shares were present in person or by proxy and entitled to vote, which constituted a quorum.

         (b) At the Annual Meeting, the following nominees were elected to serve until the 1998 Annual Meeting having received the following vote:

                                                      FOR            ABSTAIN
                   Terrence D. Daniels              2,375,211         360,631
                   Arnold H. Dreyfuss               2,375,341         360,501
                   William M. Fariss, Jr.           2,375,241         360,601
                   Wilson H. Flohr, Jr.             2,375,341         360,501
                   F. Claiborne Johnston, Jr.       2,375,311         360,531
                   Judith M. McBee                  2,685,711          50,131

         (c) At the Annual Meeting, designation of Ernst & Young LLP as auditors for the Company was ratified having received the following vote:


                         FOR                   2,659,784
                         AGAINST                  74,507
                         ABSTAIN                   1,351


Item 6.  Exhibits and Report on Form 8-K

         (a)       Exhibits:

                  10.1 Eskimo Pie Corporation Savings Plan, as amended, incorporated herein by reference to Exhibit 4(c)
                           (ii) to the Company's Registration Statement on Form S-8 (Registration No. 333-24893).

                  10.2 Eskimo Pie Corporation Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4(c) (iii) to the Company's Registration Statement on Form S-8 (Registration No. 333-24893).

                  27.      Financial Data Schedules, filed herewith.

         (b)      Reports on Form 8-K:

                  None

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ESKIMO PIE CORPORATION



Date:    August 12, 1997       By /s/  David B. Kewer
                                  --------------------------
                                        David B. Kewer
                                        President and Chief Operating Officer



Date:  August 12, 1997         By /s/  Thomas M. Mishoe, Jr.
                                  ---------------------------
                                        Thomas M. Mishoe, Jr.
                                        Chief Financial Officer, Vice President,
                                        Treasurer and Corporate Secretary



Date:  August 12, 1997         By /s/  William T. Berry, Jr.
                                  ------------------------------
                                        William T. Berry, Jr.
                                        Assistant Vice President, Controller