Form 10-Q
period 1997-09-30
ESKIMO PIE CORP
filed 1997-11-12
CIK 787520

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                  ------------
(Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997.

            Class                                Outstanding at October 31, 1997
            -----                                -------------------------------
Common Stock, $1.00 Par Value                               3,458,006



                             ESKIMO PIE CORPORATION
                                      Index
                                                                                         Page
                                                                                        Number
                                                                                        ------
Part I.           Financial Information

      Item 1.     Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income
                  Three and Nine Months Ended September 30, 1997 and 1996                   1

                  Condensed Consolidated Balance Sheets
                  September 30, 1997; December 31, 1996 and September 30, 1996              2

                  Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996                             3

                  Notes to Condensed Consolidated Financial Statements                      4

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                     6

Part II.          Other Information

      Item 6.     Exhibits and Reports on Form 8-K                                          8


                                                       ESKIMO PIE CORPORATION
                                       Condensed Consolidated Statements of Income (Unaudited)


                                                                     Three months ended                    Nine months ended
                                                                       September 30,                         September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                  1997               1996                1997               1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (In thousands, except share data)

Net sales                                                        $   13,124       $   16,898         $   55,038          $   61,991
Cost of products sold                                                 7,964           11,726             32,095              38,870
                                                            ------------------ ------------------ ------------------- --------------
         Gross profit                                                 5,160            5,172             22,943              23,121

Advertising and sales promotion expenses                              3,445            5,741             13,927              13,357
General and administrative expenses                                   2,065            3,107              7,512               8,676
Income from restructuring activities                                    689                -                689                   -
                                                            ------------------ ------------------ ------------------- --------------
         Operating income (loss)                                        339           (3,676)             2,193               1,088

Interest income                                                          48               88                142                 151
Interest expense and other - net                                        179              159                533                 513
Gain (loss) on disposal of fixed assets                                  57             (777)               182                (777)
                                                            ------------------ ------------------ ------------------- --------------
         Income (loss) before income taxes                              265           (4,524)             1,984                 (51)

Income tax expense (benefit)                                            101           (1,725)               755                 (17)
                                                            ------------------ ------------------ ------------------- --------------

         Net income (loss)                                       $      164       $   (2,799)        $    1,229          $      (34)
                                                            ================== ================== =================== ==============

 Per common share
         Primary
              Weighted average number of
                  common shares outstanding                       3,458,006        3,446,216          3,455,565           3,464,612
              Net income (loss)                                $       0.05       $    (0.81)        $     0.36          $    (0.01)
                                                            ================== ================== =================== ==============

         Fully diluted
              Weighted average number of
common shares outstanding                                         3,620,573        3,608,783          3,618,132           3,627,179
              Net income (loss)                                  $     0.05       $    (0.81)        $     0.36          $    (0.01)
                                                            ================== ================== =================== ==============

         Cash dividend                                           $     0.05       $     0.05         $     0.15          $     0.15
                                                            ================== ================== =================== ==============




                                                       ESKIMO PIE CORPORATION
                                          Condensed Consolidated Balance Sheets (Unaudited)

                                                                                   Sept. 30,        December 31,        Sept. 30,
As of                                                                                1997               1996              1996
------------------------------------------------------------------------------ ------------------ ------------------ ---------------
(In thousands, except share data)

Assets

Current assets:
         Cash and cash equivalents                                                $      3,400       $      2,143       $      3,222
         Receivables                                                                     6,305              4,051              5,574
         Inventories                                                                     5,998              6,608              5,543
         Prepaid expenses                                                                  944              3,262              2,391
                                                                               ------------------ ------------------ ---------------

                  Total current assets                                                  16,647             16,064             16,730

         Property, plant and equipment - net                                             7,731              8,716              7,958
         Goodwill and other intangibles                                                 17,828             17,999             18,191
         Other assets                                                                    1,394              1,661              1,558
                                                                               ------------------ ------------------ ---------------

                  Total assets                                                    $     43,600       $     44,440       $     44,437
                                                                               ================== ================== ===============

Liabilities and Shareholders' Equity

Current liabilities:
         Accounts payable                                                         $      2,981       $      5,283       $      2,152
         Accrued advertising and promotion                                               1,852              2,026              2,374
         Accrued compensation and related amounts                                          617                730                996
         Other accrued expenses                                                            737                723                924
         Current portion of long term debt                                               1,317                500                286
                                                                               ------------------ ------------------ ---------------

              Total current liabilities                                                  7,504              9,262              6,732

Long term debt                                                                           5,547              5,500              5,714
Convertible subordinated notes                                                           3,800              3,800              3,800
Postretirement benefits and other liabilities                                            3,444              3,408              3,589

Shareholders' equity:
         Preferred stock, $1.00 par value; 1,000,000 shares
authorized, none issued and outstanding                                                      -                  -                  -
         Common stock, $1.00 par value; 10,000,000 shares
authorized, 3,458,006 issued and outstanding in 1997,
3,447,573 at December 31, 1996 and 3,445,073 at
              September 30, 1996                                                         3,458              3,448              3,445
         Additional capital                                                              4,283              4,168              4,121
         Retained earnings                                                              15,564             14,854             17,036
                                                                               ------------------ ------------------ ---------------

              Total shareholders' equity                                                23,305             22,470             24,602
                                                                               ------------------ ------------------ ---------------

              Total liabilities and shareholders' equity                          $     43,600       $     44,440       $     44,437
                                                                               ================== ================== ===============





                                                       ESKIMO PIE CORPORATION
                                     Condensed Consolidated Statements Of Cash Flows (Unaudited)


Nine months ended September 30,                                                                    1997                 1996
------------------------------------------------------------------------------------------ --------------------------------------
(in thousands)

Operating activities
         Net income (loss)                                                                    $      1,229         $        (34)
         Adjustments to reconcile net income (loss) to net cash (used in)
              provided by operating activities:
                  Depreciation and amortization                                                      1,884                1,894
                  (Gain) loss on disposal of fixed assets                                           (1,181)                 777
                  Change in deferred income taxes and other assets                                     (43)                (296)
                  Change in postretirement benefits and other liabilities                              (37)                  83
                  Change in receivables                                                             (2,255)               3,121
                  Change in inventories and prepaid expenses                                         2,924                 (926)
                  Change in accounts payable and accrued expenses                                   (2,578)                 729
                                                                                           -------------------- -----------------

         Net cash (used in) provided by operating activities                                           (57)               5,348

Investing activities
         Capital expenditures                                                                         (907)                (552)
         Proceeds from disposal of fixed assets                                                      1,992                    -
         Other                                                                                        (116)                  13
                                                                                           -------------------- -----------------

         Net cash provided by (used in) investing activities                                           969                 (539)

Financing activities
         Cash dividends                                                                               (519)                (521)
         Borrowings                                                                                  1,150                    -
         Repayment of short term borrowings                                                              -               (1,200)
         Principal payments on long term debt                                                         (286)                   -
         Repurchase of common stock                                                                      -                 (583)
                                                                                           -------------------- -----------------

         Net cash provided by (used in) financing activities                                           345               (2,304)
                                                                                           -------------------- -----------------

Change in cash and cash equivalents                                                                  1,257                2,505
Cash and cash equivalents at the beginning of the year                                               2,143                  717
                                                                                           -------------------- -----------------

Cash and cash equivalents at the end of the quarter                                           $      3,400         $      3,222
                                                                                           ==================== =================


                             ESKIMO PIE CORPORATION
              Notes To Condensed Consolidated Financial Statements


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of September 30, 1997 and its results of operations for the three and nine months ended September 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1996 Annual Report.

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

NOTE B - INVENTORIES Inventories are classified as follows:
------------------------------------------------ -------------------------- ------------------------ -----------------------
                                                    September 30, 1997         December 31, 1996       September 30, 1996
------------------------------------------------ -------------------------- ------------------------ -----------------------
(In thousands)
Finished goods                                         $    2,705                  $   4,987               $    3,387
Raw materials and packaging supplies                        4,344                      2,672                    3,266
                                                       ----------                  ---------               ----------
           Total FIFO inventories                           7,049                      7,659                    6,653
LIFO reserves                                              (1,051)                    (1,051)                  (1,110)
                                                       ----------                  ---------               ----------
                                                       $    5,998                  $   6,608               $    5,543
                                                       ==========                  =========               ==========
------------------------------------------------ -------------------------- ------------------------ -----------------------

NOTE C - INCOME FROM RESTRUCTURING ACTIVITIES

During the third quarter of 1997, the Company consolidated its flavors production in New Berlin, Wisconsin. In connection with the consolidation, the Company discontinued flavors operations in Los Angeles, California, terminated the employment of the plant's 14 employees and sold the plant facility. The Company recorded income of $689,000 as a result of these actions.

The income from restructuring activities includes a gain on the sale of plant assets of approximately $1.0 million offset primarily by employee severance payments. With the exception of approximately $110,000 of severance payments which will be paid to former employees through the second quarter of 1998, all cash receipts and payments relating to the consolidation have been settled as of September 30, 1997.

NOTE D - GAIN ON DISPOSAL OF FIXED ASSETS

During 1997, the Company identified buyers for certain components of equipment which were written off in the third quarter of 1996 (see additional discussion in Note E below). The gain on disposal of fixed assets equals the proceeds received from the sale of the equipment which had no book value at the beginning of 1997.

NOTE E - SPECIAL CHARGES

During the third quarter of 1996, the Company recorded special charges not identifiable with preceding interim periods of approximately $2,398,000. These special charges included accruals relating to severance commitments associated with a change in executive management ($593,000), the disposal of certain equipment leased to one of the Company's licensees ($725,000) and the disposal of licensee and Company held inventories ($920,000). After related tax benefits, the special charges reduced 1996 net income by approximately $1,482,000.

                             ESKIMO PIE CORPORATION
                Management's Discussion And Analysis Of Financial
                       Condition And Results Of Operations


       The Company markets and manufactures through its own plants and licensed dairies a broad range of frozen novelties, frozen yogurt, ice cream and sorbet products under the Eskimo Pie, RealFruit, Welch's, Weight Watchers, SnackWell's and OREO brand names. The Company continues to manufacture ingredients and packaging for sale to the dairy industry and has recently begun to license the Eskimo Pie brand name in other product categories.

RESULTS OF OPERATIONS

Net Sales and Gross Profit
       Total Company sales decreased during both the quarter and nine month period ended September 30, 1997. These declines are primarily attributable to disappointing second year sales of Nabisco branded items and a decline in the sorbet category where the Company's RealFruit brand competes. However, supermarket sales of Eskimo Pie and Welch's brand products outperformed their respective categories this summer (based on consumption data collected by Information Resources, Inc.) in response to the early season advertising and sales promotion activity. Sales of Eskimo Pie brand products increased by approximately 4.9% during the nine month period and offset declines in the sublicensed brands. Component sales to licensees decreased during the quarter in response to the planned reduction of late season advertising and sales promotion activity.

         Gross profit, as a percent of sales, improved in 1997 due to an improved product mix resulting from increased sales of higher margin Eskimo Pie brand products, reduced material costs resulting from recent negotiations with the suppliers of key ingredients and packaging, and enhanced inventory management which has reduced inventory obsolescence.

Expenses and Other Income
       Advertising and sales promotion expense increased on a year to date basis as a reflection of the investment spending undertaken to rebuild the Company's core brands. The decline in third quarter expenses reflects the effect of the Company's 1997 marketing plan which accelerated a larger portion of the promotional activity to earlier in the summer selling season. The third quarter expense also reflects an overall reduction in promotional activities made in response to the sales declines discussed above.

         Exclusive of 1996 severance accruals, general and administrative expenses have declined by over $400,000 during both the quarter and nine month period. These expenses continue to decline as a result of management's increased focus in all portions of the business.

       In June 1997, the Company announced the consolidation of its flavors production in New Berlin, Wisconsin. In connection with the consolidation, the Company has discontinued flavors operations in Los Angeles, California, terminated the employment of the plant's 14 employees and sold the plant facility. The income from restructuring activities of $689,000 is the result of these actions.

         The income from restructuring activities includes a gain on the sale of plant assets of approximately $1.0 million offset primarily by employee severance payments. With the exception of approximately $110,000 of severance payments which will be paid to former employees through the second quarter of 1998, all cash receipts and payments relating to the consolidation have been settled as of September 30, 1997.

       The Company plans to use the proceeds from the sale of the Los Angeles facility to complete an expansion of the New Berlin facility. The New Berlin expansion will provide the capacity to serve the Company's current and expected business requirements at costs which are lower than operating two plants. The Company estimates that the consolidation of its two flavors plants into an expanded New Berlin operation will generate annual cost savings of approximately $500,000 (before tax) beginning in 1998.

       In the third quarter of 1996, the Company recorded a loss on disposal of fixed assets of $725,000 relating to certain equipment leased to one of the Company's licensees. The licensee had asked to have the equipment removed and no alternate use appeared available. During 1997, the Company identified buyers for certain components of the equipment written off in 1996. The 1997 gains on disposal of fixed assets equals the proceeds received from the sale of the equipment which had no book value at the beginning of 1997.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's financial position remains strong. Although the Company generated less cash from operations than in prior years, the Company's cash and current ratio remained consistent with the prior year due to the recovery of $1.4 million in 1996 Federal income tax payments, $1,150,000 in borrowings related to 1996 technology purchases and the proceeds from the sale of the Los Angeles plant facility. The Company believes that the annual cash generated from operations and funds available under its credit agreements will provide the Company with sufficient funds and the financial flexibility to support its ongoing business, strategic objectives and debt repayment requirements.

       On October 17, 1997, the Company's Board of Directors declared a quarterly cash dividend of $.05 per share, payable on January 2, 1998, to shareholders of record on December 16, 1997. While the Company anticipates that it will have a regular quarterly dividend, the amount and timing of any future dividends will depend on the general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and other factors deemed relevant by the Board of Directors.

FORWARD LOOKING STATEMENTS

       Statements contained in this Report on Form 10-Q regarding the Company's future plans and expected performance are forward looking statements within the meaning of federal securities laws and are based upon management's current expectations and beliefs about future events and their effect upon Eskimo Pie Corporation. There can be no assurance that future developments will mirror those currently anticipated by management. These forward looking statements involve risks and uncertainties including but not limited to, the level of consumer interests in the Company's products, product costing, the weather, performance of the Company's management team, the Company's relationships with its licensees and licensors, the highly competitive nature of the frozen dessert market, as well as government regulation. The risks and uncertainties are further discussed in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1996. Actual results may vary materially from those included herein and the Company assumes no responsibility for updating these statements.

                           PART II, OTHER INFORMATION



Item 6.  Exhibits and Report on Form 8-K

         (a)       Exhibits:

                  27.      Financial Data Schedules, filed herewith.

         (b)      Reports on Form 8-K:

                  None

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ESKIMO PIE CORPORATION



Date:  November 12, 1997               By /s/  David B. Kewer
                                       --------------------------
                                       David B. Kewer
                                       President and Chief Operating Officer



Date:  November 12, 1997               By /s/  Thomas M. Mishoe, Jr.
                                       -----------------------------
                                       Thomas M. Mishoe, Jr.
                                       Chief Financial Officer, Vice President,
                                       Treasurer and Corporate Secretary



Date:  November 12, 1997               By /s/  William T. Berry, Jr.
                                       ------------------------------
                                       William T. Berry, Jr.
                                       Assistant Vice President, Controller