Form 10-K
period 1997-12-31
ESKIMO PIE CORP
filed 1998-03-30
CIK 787520

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                  ------------
(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                            901 Moorefield Park Drive
                               Richmond, VA 23236
          (Address of principal executive offices, including zip code)
                                   -----------
                 Registrant's phone number, including area code:
                                 (804) 560-8400

                                  ------------

           Securities registered pursuant to section 12(g) of the Act:

              ESKIMO PIE CORPORATION COMMON STOCK, $1.00 par value,
                       and Preferred Stock Purchase Rights

                                   -----------

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

      There were 3,458,002 shares of the Registrant's Common Stock outstanding on March 2, 1998. The aggregate market value held by non-affiliates on March 2, 1998 was approximately $39 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information in the Registrant's Proxy Statement for the Annual Meeting to be held on May 6, 1998 is incorporated by reference into Part III herein.

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

Item 1.    Business..........................................................1

Item 2.    Properties........................................................5

Item 3.    Legal Proceedings.................................................6

Item 4.    Submission of Matters to a Vote of Security Holders ..............6

           Executive Officers of the Registrant..............................6


                                     Part II

Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters...............................................7

Item 6.    Selected Financial Data...........................................8

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................. 9

Item 8.    Financial Statements and Supplementary Data .....................14

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...........................28


                                    Part III

Item 10    Directors and Executive Officers of the Registrant ..............28

Item 11.   Executive Compensation...........................................28

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management...................................................28

Item 13.   Certain Relationships and Related Transactions ..................28


                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K..............................................29

--------------------------------
         Trademarks and service marks of the Company are italicized where they appear herein. NutraSweet(R) is the registered trademark of Monsanto Company, Chicago, Illinois. Welch's(R) is the registered trademark of Welch Foods Inc., a Cooperative ("Welch's"), Concord, Massachusetts. Nabisco(R), OREO(R), SnackWell's(R), Chips Ahoy!(R), Teddy Grahams(R), and Nilla(R) are the registered trademarks of Nabisco Brands Company ("Nabisco"), Chicago, Illinois. Weight Watchers(R) is the registered trademark of Weight Watchers International, Inc. ("Weight Watchers"), Jericho, New York. Southern Comfort(R) is the registered trademark of Brown-Forman Corporation, Louisville, Kentucky. All Rights Reserved.

         Market share and product distribution data were obtained from Information Resources, Inc. ("IRI") a nationally recognized market research firm based in Chicago, Illinois, which provides the Company with scanner-based product movement data from U.S. grocery stores with annual all-commodity-volume of at least $1 million.


Forward Looking Statements:
         Statements contained in this Annual Report on Form 10-K regarding the Company's future plans and performance are forward looking statements within the meaning of the federal securities laws. These statements are based upon management's current expectations and beliefs about future events and their effect upon the Company. There can be no assurance that future developments affecting the Company will mirror those currently anticipated by management. Actual results may vary materially from those included in the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to, the level of consumer interest in the Company's products, product costing, the weather, the performance of the new management team, the Company's relationships with its licensees and licensors, the highly competitive nature of the frozen dessert market, as well as government regulation. For a more complete discussion of these risks and uncertainties, see "Other Factors Affecting the Business of the Company" on pages hereof.

                                     PART I

                                ITEM 1. BUSINESS

Introduction

       Eskimo Pie Corporation (the Company) created the frozen novelty industry in 1921 with the invention of the Eskimo Pie ice cream bar. Today, the Company markets a broad range of frozen novelties, ice cream and sorbet products under the Eskimo Pie, RealFruit, Welch's, Weight Watchers, SnackWell's and OREO brand names. These nationally branded products are generally manufactured by a select group of licensed dairies who purchase the necessary flavors, ingredients and packaging directly from the Company. The Company also sells a full line of quality flavors and ingredients for use in dairy and frozen dessert products outside of those used in its nationally licensed brands business and manufactures soft serve yogurt and ice cream products for sale to the commercial foodservice industry.

       The Company's strengths include national brand recognition, the quality of its products and the management of complex sales and distribution networks. The Company's growth has come primarily as a result of the development and introduction of Eskimo Pie brand frozen dessert products, the sublicensing of frozen dessert products under other well-known national brands and the use of a select group of quality-oriented licensee manufacturers who provide a cost effective means to manufacture and distribute the Company's products.

       The Company is a Virginia corporation with executive offices at 901 Moorefield Park Drive, Richmond, Virginia 23236.


Licensing Strategy

       The Company has granted licenses to approximately 12 dairies who purchase packaging and ingredients from the Company for use in the manufacture and distribution of Eskimo Pie, RealFruit and sub-licensed branded novelties and other ice cream products. Licensees are selected based upon their reputation for product quality and manufacturing and distribution capabilities. The licensees produce, store and distribute products in accordance with specific quality control standards which ensure uniform formulations, taste and appearance across all licensee territories. The Company regularly inspects the licensee's production and storage facilities and monitors finished products for adherence to the Company's quality standards. Licensing agreements generally provide for a six month transition period in the event of termination of any such agreement.

       Certain key ingredients (such as chocolate coatings and powders) and wrappers used by the Company's licensees in the manufacture of Eskimo Pie and other licensed frozen novelties and ice cream products are produced at Company owned facilities located in New Berlin, Wisconsin and Bloomfield, New Jersey. Other products sold within the licensing system are purchased from approved vendors and "drop shipped" directly to licensee production facilities. Products sold under "drop shipped" arrangements include cartons, ice cream sandwich wafers and proprietary ingredients used in the manufacture of sub-licensed brand products.

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

       The licensing strategy also allows the Company to operate with relatively low capital requirements. The Company's working capital requirements are limited to that necessary to support advertising, sales promotion and administrative activities rather than the much larger amounts that would be required to support the self-manufacture of finished consumer goods.

       The Company provides significant marketing support for the Eskimo Pie and other licensed brands manufactured and distributed by its licensees. The Company's advertising and sales promotion expense generally includes trade promotion and introductory costs, price-off and feature price promotions, regional consumer promotion, couponing and other trial purchase generating programs and broker commissions.

       The Company has 23 sales personnel including a national sales manager in each operating division and engages broker representatives in almost every major U.S. market. Distribution of the Company's finished consumer products is handled by the licensees and distributors in their respective territories.


Sublicensing Efforts

       The Company leverages its licensee relationships and marketing presence by securing the limited rights for nationally recognized brand names (Welch's, Weight Watchers, SnackWell's, OREO). These rights allow the Company to manage the manufacture, distribution and marketing of branded frozen novelties and ice cream products in exchange for royalty payments to the owners of the brand names.

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

       Under the Nabisco agreement, the Company has developed and commenced to market frozen novelties and ice cream under the SnackWell's and OREO brand names. Since signing the licensing agreement, the Company has developed and introduced six different varieties of SnackWell's frozen novelties, three OREO novelties, four flavors of SnackWell's packaged ice cream and two flavors of OREO packaged ice cream.

       Under the Weight Watchers agreement, the Company assumed the management of the manufacture, distribution and marketing of an existing line of frozen novelty products. There are five Weight Watchers frozen novelties currently distributed to retail grocery stores.

Non-licensed Products

       In addition to products manufactured for use in its licensed business, the Company sells various other ingredients to the dairy industry produced at its New Berlin facility. This process involves blending, cooking and processing basic flavors and fruits to yield products which are used to flavor ice cream, milk and cultured dairy products. This business, which accounts for approximately 19% of the Company's sales, has grown in recent years and provides a positive gross margin contribution although at lower levels than the Company's licensing business.

       The Company also manufactures soft serve yogurt and ice cream products in a leased facility in Russellville, Arkansas. Soft serve products are sold under the Eskimo Pie and SnackWell's brand names to commercial and institutional foodservice establishments who, in turn, sell soft serve products to consumers. The sale of soft serve yogurt and ice cream mix, which accounts for approximately 12% of the Company's sales, is managed by a separate sales force working within the Company's wholly owned subsidiary, Sugar Creek Foods, Inc.

       The Company also manufactures packaging, such as bags and wraps, at its New Jersey plant. These products are sold to the dairy industry, including many of the Company's licensees, and to the foodservice industry.


Other Factors Affecting the Business of the Company

       Forward Looking Statements. This section, as well as other sections of this document and other information or statements the Company may release from time to time, includes forward looking statements, within the meaning of federal securities laws, about the Company's future plans and performance. These statements are based upon management's current expectations and beliefs about future events and their effect on the Company. There can be no assurance that future developments will mirror those currently anticipated by management. Numerous factors, including but not limited to those discussed below, produce risks and uncertainties that may cause actual results to vary materially from those included in the forward looking statements. The Company assumes no duty to update any of its forward looking statements.

       Competition. The principal outlet for the Company's licensed products is retail grocery stores which sell approximately $1.8 billion of frozen novelties annually according to the International Dairy Foods Association. The Company's branded frozen novelties compete with over 400 national, regional and local brands, including the brands of two of the world's largest food conglomerates. The Company also competes with national, regional and local brands of soft serve frozen yogurt, packaged ice cream and sorbet products.

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

       Trademarks. The licensing of trademarks owned and licensed by the Company, especially for the Eskimo Pie brand, is central to the business of the Company. The Company has exclusive rights with respect to these trademarks in the U.S. and, for Eskimo Pie and Real Fruit, in Canada and certain European countries. The Company has made federal and various international filings with respect to its material trademarks, and intends to keep these filings current. The Company is not aware of any challenge to the validity of any trademark material to its business in areas where the Company and its licensees are currently conducting operations.

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

       In the third quarter of 1991, the Company learned that small quantities of cleanup solvents, solvent inks and oil were disposed of at its Bloomfield, New Jersey plant. The Company promptly notified regulatory authorities and undertook testing to determine the extent of any contamination. In connection with consummation of the Company's public offering in March, 1992, the Company's former parent, Reynolds Metals Company ("Reynolds"), entered into an agreement with the Company under which Reynolds will continue to manage testing and cleanup activities at the Bloomfield plant. Under the agreement, Reynolds will reimburse the Company for all cleanup costs (as defined in the agreement) relating to the Bloomfield plant that may be incurred by the Company in excess of $300,000. The Company recorded a $300,000 liability for these costs in 1991 of which approximately $100,000 remains unused at December 31, 1997. Except as provided for in the agreement, Reynolds has not otherwise undertaken any responsibility or assumed liability for environmental obligations of the Company.

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

       New Management Team. The Company is reliant on the abilities of recently hired personnel as well as those of David B. Kewer, the Company's new President and Chief Executive Officer. These personnel have significant experience in their respective functional areas and the loss of these individuals or others could have an adverse effect on the Company's ability to implement its future plans.

       Licensor Relationships. The Company derives approximately 32% of its revenues from sub-licensed products which, in general, are governed by contractual agreements between the licensor and the Company. The loss of any of these sub-licensed brands could have an adverse effect on the Company's business.

         Licensee   Relationships.   The   risks   related   to  the   Company's
relationships with its licensees are discussed under "Licensing Strategy" above.

         Employees. At December 31, 1997, the Company employed approximately 150 persons. No employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are good.



                               ITEM 2. PROPERTIES

       In 1992, the Company acquired an office building in the Moorefield Office Park in Richmond, Virginia. The building consists of 32,496 square feet on 3.419 acres which serves as the Company's executive and administrative offices and new product development/quality control facility. Approximately 6,000 square feet of the headquarters building is leased to outside parties at rates comparable to local market rates.

       The Company owns its ingredients manufacturing plant in New Berlin, Wisconsin which consists of 73,820 square feet on 4 acres. The Company expanded its New Berlin plant by 18,000 square feet in 1990 and purchased certain new equipment at that time. The Company is in the process of completing $800,000 of capital improvements (consisting primarily of equipment additions) to the New Berlin facility in order to meet the requirements of the 1997 production consolidation.

       The Company also owns its printing and packaging plant in Bloomfield, New Jersey, which consists of 71,583 square feet on 1.95 acres. The Bloomfield plant was expanded and modernized in 1985 with a 35,000 square foot addition.

       In connection with the March 1, 1994 acquisition of Sugar Creek Foods of Russellville, Inc., the Company's subsidiary, Sugar Creek Foods, Inc., is leasing from the former owner of the business a soft serve yogurt and ice cream production facility, consisting of approximately 23,805 square feet, and a packaging facility, consisting of approximately 16,000 square feet, both located in Russellville, Arkansas. Sugar Creek Foods, Inc. also purchased a freezer facility, consisting of 5,013 square feet, adjacent to the production facility in Russellville.

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


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None


                                         EXECUTIVE OFFICERS OF THE REGISTRANT

                                   Present Position and Length
Name (Age)                                 of Service               Other Business Experience During Past Five Years
----------                                 ----------               ------------------------------------------------
Arnold  H. Dreyfuss (69)          Chairman of the Board             Director  since  1992;  Chief  Executive   Officer  from
                                  since September 19, 1996.         September  1996 to February  1998;  President of Jupiter
                                                                    Ocean and  Racquet  Club of  Jupiter,  Florida;  formerly
                                                                    (1982  until  1991)  Chairman  of  the  Board  and  Chief
                                                                    Executive Officer of Hamilton Beach/Proctor-Silex, Inc.

Kimberly P. Ferryman (41)         Vice President,                   Corporate   Director,   Quality  Assurance  and  Product
                                  Quality Assurance and             Development  from March 1994 to  February  1995;  Senior
                                  Product Development               Product  Development  Technologist from November 1988 to
                                  since February 1995.              February 1994.  (All were positions with the Company)

Craig L. Hettrich (38)            Vice President and                Formerly,  Vice  President,   Sales  and  Marketing  for
                                  General  Manager,                 Frionor USA from March 1996 to January 1998; Director
                                  Foodservice Division              of National  Sales and various other sales and marketing
                                                                    since February 1998.  positions with General Mills -
                                                                    Yoplait/Columbo  Division from September 1991 to February
                                                                    1996.

V. Stephen Kangisser (46)         Vice President, Marketing         Formerly,  Vice President,  Sales and Marketing for H.P.
                                  since May 1996.                   Hood,  Inc.,  Boston,  Massachusetts  from 1993 to 1996;
                                                                    Director  of  Sales  and  Marketing  and  various  other
                                                                    positions with Kraft, Inc. from 1974  through 1993.

David B. Kewer (43)               President and                     Director since May 1997;  President and Chief  Operating
                                  Chief Executive Officer           Officer  from March  1997 to  February  1998;  formerly,
                                  since March 1, 1998.              President,  Willy  Wonka  Candy  Factory,  a division of
                                                                    Nestle'  USA,  Inc.,  from August 1993 to February  1996;
                                                                    Senior Vice  President  Marketing and Strategic  Planning
                                                                    and various  other  marketing  and sales  positions  with
                                                                    Nestle' Ice Cream Company from 1988 to 1993.

Thomas M. Mishoe, Jr. (45)        Chief Financial Officer,          Independent  Consultant,  from  August  1995 to February
                                  Vice President, Treasurer         1996;  Chief  Financial  and   Administrative   Officer,
                                  and Corporate Secretary           Goldome  Credit  Corporation  from May 1993 to May 1995;
                                  since February 1996.              Senior Manager with Ernst & Young LLP,  Capital  Markets
                                                                    Group,  from 1987 to May 1993.

William J. Weiskopf (37)          Vice President and                National  Sales  Manager  -  Flavors,  November  1995 to
                                  General Manager,                  August  1997,  Regional  Sales  Manager from May 1994 to
                                  Flavors Division                  November 1995; formerly Account Manager,  Food Group for
                                  since August 1997.                E.T. Horn Company from 1987 to 1994.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                          AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "EPIE". As of March 13, 1998, there were approximately 700 Shareholders of Record of the Company's Common Stock (including brokers, dealers, banks and other nominees participating in The Depository Trust Company).

         The high and low sales prices for shares of the Company's Common Stock as reported on The Nasdaq Stock Market and dividends declared per share during the periods indicated are set forth below:

                           ------------- ------------ ---------------
                                 High          Low       Dividends
---------------------------------------- ------------ ---------------
1997
First         Quarter         $  14 1/4     $  10 1/2        $ 0.05
Second        Quarter            12 3/4        10 3/4          0.05
Third         Quarter            14            11 1/2          0.05
Fourth        Quarter            13 3/8         9 1/16         0.05
---------------------------------------- ------------ ---------------
1996
First         Quarter         $  19         $  16 3/4       $  0.05
Second        Quarter            22            17 1/4          0.05
Third         Quarter            17 3/4        14 1/4          0.05
Fourth        Quarter            16 1/2         7 1/2          0.05
---------------------------------------- ------------ ---------------

         On February 20, 1998, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable April 2, 1998, to Shareholders of Record on March 13, 1998. While the Company anticipates a regular quarterly dividend, the amount and timing of any future dividends will depend on the general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and other factors deemed relevant by the Board of Directors.


                                              ITEM 6. SELECTED FINANCIAL DATA


-------------------------------------------------- -------------- ---------------- ------------- -------------- ------------
For the year ended and as of December 31,                1997(1)       1996(2)          1995         1994(3)        1993(4)
-------------------------------------------------- -------------- ---------------- ------------- -------------- ------------
(In thousands, except Per Share Data)
Income Statement Data:

    Net sales                                       $   66,392     $   74,084       $   83,975     $   70,893     $   66,082

    Operating income (loss)                                498         (2,009)           8,804          8,289          7,809

    Net income (loss)                               $      108     $   (2,046)      $    5,076     $    4,850     $    3,479


    Per Share Data:(5)
    Basic:
      Weighted average number of
         common shares outstanding                   3,456,180       3,460,729       3,475,119      3,541,419      3,603,901
      Income (loss) before cumulative
         effect of accounting change                $     0.03     $     (0.59)     $     1.46     $     1.37     $     1.34
      Cumulative effect of accounting change                 -               -               -              -           0.37
                                                    ----------     -----------      ----------     ----------     ----------
      Net income (loss)                             $     0.03     $     (0.59)     $     1.46     $     1.37     $     0.97
                                                    ==========     ===========      ==========     ==========     ==========

    Assuming dilution:
      Weighted average number of
         common shares outstanding                   3,461,867       3,460,729       3,642,624      3,709,050      3,606,026
      Income (loss) before cumulative
         effect of accounting change                $     0.03     $     (0.59)     $     1.42     $     1.33     $     1.34
      Cumulative effect of accounting change                 -               -               -              -           0.37
                                                    ----------     -----------      ----------     ----------     ----------
      Net income (loss)                             $     0.03     $     (0.59)     $     1.42     $     1.33     $     0.97
                                                    ==========     ===========      ==========     ==========     ==========

    Cash dividends                                  $     0.20     $      0.20      $     0.20     $     0.20     $     0.20

Balance Sheet Data:

    Cash and short term investments                 $    3,353     $     2,143       $     717      $   5,142     $    8,305

    Working capital                                      7,313           6,802           9,193          9,175          9,210

    Total assets                                        41,580          44,440          45,872         41,913         27,612

    Total debt                                          10,335           9,800           9,800          9,844            219

    Shareholders' equity                                22,081          22,470          25,687         21,284         18,622
-----------------------------------------------------------------------------------------------------------------------------

----------------
1 Net income includes income and expenses from restructuring activities (which net to $169). Additional discussion is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.

2 Net income includes special charges ($1,482) incurred during the year. Additional discussion is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations.

3 Includes the results of the Sugar Creek Foods acquisition beginning March 1, 1994.

4 Net income includes the cumulative effect of the change in accounting principle ($1,350) resulting from the adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

5 Per Share Data has been restated to reflect the provisions of SFAS 128, "Earnings Per Share". Additional discussion of earnings per share and the impact of SFAS 128 is included in the Notes to Consolidated Financial Statements.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      For the year ended December 31, 1997, the Company recorded sales of $66.4 million which resulted in net income of $108,000 or $0.03 per share. These results compare with a net loss of $2.0 million ($0.59 per share) in 1996 and net income of $5.1 million in 1995. The Company faced many challenges during 1996 and 1997 and the improvements noted in the 1997 financial results reflect the successful execution of management's initiatives to strengthen the Company's financial performance.

      The 1996 loss was attributable to a softening of sales in the Company's principal markets, related third quarter inventory and equipment write-offs and a severance accrual, which totalled $1.5 million after related tax benefits. Exclusive of the write-offs and severance accrual, the Company would have reported a net loss of $564,000 or $0.16 per share during 1996. Additional details are provided below.

Net Sales and Gross Profit

Net sales consist of the following:
                                                ------------------------ ----------------------- ----------------------
For the year ended December 31,                        1997                    1996                    1995
----------------------------------------------- ------------------------ ----------------------- ----------------------
Eskimo Pie brand                                    $  23,380                $  21,483               $  34,737
Other licensed brands                                  21,048                   29,685                  26,458
                                                    ---------                ---------               ---------
      Total licensed brands                            44,428                   51,168                  61,195

Flavors and ingredients                                12,319                   12,570                  11,571
Foodservice/yogurt                                      8,164                    8,763                   9,605
Packaging and other revenues                            1,481                    1,583                   1,604
                                                    ---------                ---------               ---------
                                                    $  66,392                $  74,084               $  83,975
                                                    =========                =========               =========
----------------------------------------------- ------------------------ ----------------------- ----------------------

           Reduced consumer demand and increased competition combined to negatively impact sales across all areas of the Company during the past two years. Consumer purchases within the frozen novelty category decreased 3% in 1997 for the second consecutive year, according to IRI, and impacted the Company's sales of licensed brands and private label flavors and ingredients. Price wars amongst the larger ice cream manufacturers reduced the price of packaged ice cream and provided consumers with a less expensive alternative to the novelty products licensed by the Company.

           In spite of these factors, Eskimo Pie brand sales increased 8.8% in 1997 primarily as a result of the Company's focus on increasing the distribution of the traditional Eskimo Pie Dark and Milk Chocolate ice cream bars in the southeastern part of the United States. Company sales of related component packaging, flavors and ingredients reflect the trends noted in consumer purchases of Eskimo Pie brand products which showed, according to IRI, its first increase since 1993.

           Eskimo Pie brand sales decreased 38.2% in 1996 as a result of the reduced consumer demand and competition, differences in the timing of customer shipments and the absence of repeat sales from new products introduced in 1995.

           Sales of other licensed brand products (RealFruit, Welch's, Weight Watchers, SnackWell's and OREO brands) decreased 29.0% in 1997 primarily due to a $6.2 million decline in SnackWell's brand sales. Limited repeat sales have occurred within the SnackWell's half gallon line, introduced in the first quarter of 1996, as a result of the reduced consumer demand for "good-for-you" products. Weight Watchers novelties and RealFruit sorbet products experienced decreased sales in 1997 as a result of reduced consumer demand and increased competition for similar products. Sales of Welch's brand products increased by 1.4% in 1997 and helped to mitigate the decline in other brands. The Welch's improvement occurred in spite of a declining category and a major national competitive introduction within the fruit juice bar category.

           The sale of sublicensed brand products increased by 12.2% in 1996 as a result of national SnackWell's and OREO brand product introductions. The SnackWell's and OREO introductions offset 1996 sales declines in the remaining sublicensed brands which, in general, were caused by the same factors impacting Eskimo Pie brand sales. The comparison between 1996 and 1995 is also impacted by the inclusion in 1995 of $1.7 million of Weight Watchers finished goods which were acquired and sold by the Company upon the execution of the licensing agreement.

           The sale of private label flavors and ingredients decreased 2.0% in 1997 following an 8.6% increase in 1996. The 1997 decrease resulted from the loss of two customers following the previously announced closure of the Los Angeles production facility. The loss of these two customers offset other increases in this business which are the result of successful sales efforts undertaken to expand the flavors business beyond its traditional licensee base.

           Foodservice and yogurt sales decreased in 1997 and 1996 following the loss of large volume, low profit, customers. Management has taken steps in 1997 to reduce plant operating expenses in response to lower production needs.

           Gross profit as a percent of sales increased to 40.2% in 1997 from 35.6% in 1996. Approximately half of the improvement resulted from a change in the product sales mix discussed above. Eskimo Pie brand sales provide higher margins than any other products sold by the Company and as such, increased Eskimo Pie brand sales resulted in higher overall gross margins. The remaining improvement in gross margins resulted from negotiated savings in material costs and reduced costs from inventory obsolescence.

           Gross margins declined in 1996 as a result of an unfavorable product mix (a decline in Eskimo Pie brand sales in favor of other licensed brands) and approximately $920,000 in special third quarter charges relating to the disposal of licensee and Company owned inventories.


Expenses and Other Income

      In absolute dollars, advertising and sales promotion expenses decreased 2.2% in 1997 following an 8.0% increase in 1996. However, as a percent of sales, promotional spending increased to 25.8% in 1997 as compared with 23.6% in 1996 and 19.3% in 1995. The increased level of spending reflects the Company's stated plans to reinvest in its core national branded novelty business.

      Selling, general and administrative expenses decreased $960,000 or 9.3% in 1997 as a result of increased management focus on controlling costs throughout the Company. Savings were realized throughout the Company in all categories of spending.

      During the third quarter of 1997, the Company consolidated its flavors production in New Berlin, Wisconsin. In connection with the consolidation, the Company discontinued flavors operations in Los Angeles, California, terminated the employment of the plant's 14 employees and sold the plant facility. Included in income from restructuring activities is a $1.0 million gain from the sale of plant assets offset primarily by approximately $300,000 of employee severances. With the exception of approximately $50,000 of severance payments which will be paid to former employees through the second quarter of 1998, all cash receipts and payments relating to the consolidation have been settled as of December 31, 1997.

      The Company will use a portion of the proceeds from the sale of the Los Angeles facility to complete an expansion of the New Berlin facility. The New Berlin expansion, which is expected to cost approximately $800,000 to complete, will provide the necessary capacity to serve the Company's current and expected business requirements at costs which are lower than operating two plants. The Company estimates that the consolidation of its two flavors plants into an expanded New Berlin operation will generate annual cost savings of approximately $500,000 (before tax) beginning in 1998.

      During the fourth quarter of 1997, the Company completed a restructuring of its operations into a business unit divisional alignment. In connection with this restructuring, two senior level employees were terminated with severance benefits of approximately $215,000. Of the total amount accrued, $175,000 remains to be paid during 1998. In addition, $200,000 of previously incurred severance and other non-recurring costs associated with the Company's 1997 restructuring activities were offset against the income recognized from the flavors consolidation.

      During the third quarter of 1996, the Company recorded $593,000 of restructuring charges relating to severance commitments associated with a change in executive management. Of the total amount accrued in 1996, $175,000 remains to be paid as of December 31, 1997. All of this amount is scheduled to be paid during 1998.

      In the third quarter of 1996, the Company recorded losses on the disposal of fixed assets of $725,000 relating to equipment leased to one of the Company's licensees. The licensee had asked to have the equipment removed and no alternate use appeared available. During 1997, the Company identified buyers for certain components of the equipment written off in 1996. The 1997 gains on disposal of fixed assets equals the proceeds received from the sale of the equipment which had no book value at the beginning of 1997.


Seasonality

      The frozen dessert industry is seasonal with sales concentrated in the summer months. Because the Company supplies packaging and ingredients to manufacturers of its licensed and sublicensed products, the Company has a higher level of shipments preceding and during the summer months.


      The following  table provides two years of unaudited  quarterly  financial data:
For the 1997 quarter ended                    March 31              June 30              Sept 30              Dec 31
---------------------------------------- -------------------- -------------------- ------------------- ----------------
(In thousands, except per share data)
Net sales                                      $18,078              $23,837              $13,124             $11,354
Gross profit                                     7,489               10,295                5,160               3,767
Net income (loss)                                   53                1,013                  164              (1,121)
Per share
    Basic                                         0.02                 0.29                 0.05              (0.32)
    Assuming dilution                             0.02                 0.29                 0.05              (0.32)

For the 1996 quarter ended                    March 31              June 30              Sept 30              Dec 31
---------------------------------------- -------------------- -------------------- ------------------- ----------------
(In thousands, except per share data)
Net sales                                      $19,769              $25,324              $16,898             $12,093
Gross profit                                     7,761               10,188                5,172               3,289
Net income                                       1,071                1,694               (2,799)             (2,012)
Per share
    Basic                                         0.31                 0.49               (0.81)              (0.58)
    Assuming dilution                             0.30                 0.47               (0.81)              (0.58)
---------------------------------------- -------------------- -------------------- ------------------- ----------------

      During the third quarter of 1996, the Company recorded special charges of approximately $2.4 million. These special charges included accruals relating to the previously mentioned executive severance ($593,000), the loss on disposal of fixed assets ($725,000) and the disposal of licensee and Company held inventories ($920,000). After related tax benefits, the special charges reduced third quarter 1996 net income by approximately $1.5 million ($0.43 per share).


LIQUIDITY AND CAPITAL RESOURCES

      The Company's utilization of licensees in its national branded novelty business allows it to operate with relatively low capital requirements. The Company's licensing strategy reduces working capital requirements to that necessary to support advertising, sales promotion and administrative activities rather than the much larger amounts that would be required to support the self-manufacture of finished consumer goods. Working capital requirements generally precede the seasonal pattern of the Company's sales. The Company believes that the cash generated from operations and funds available under its credit agreements provide the Company with sufficient funds and the financial flexibility to support its ongoing business, planned capital expenditures of $1.4 million in 1998, strategic objectives and debt repayment requirements.

      The Company's principal customers are approximately 12 licensee dairies, each having specific geographic territories. As a result of its national territorial licensing system, the top four and ten customers, respectively, account for approximately 50% and 70% of the Company's net sales. The Company's licensing strategy allows it to select a stronger customer base which it can actively monitor to minimize the impact of an unforeseen loss of any such customer. In addition, its licensing agreements generally provide for a six month transition period in the event of termination of any such agreement. The loss of one or more of these major licensees could cause some disruption in the Company's operations, although, based upon prior experience with replacing major licensees, management believes it could locate a suitable replacement within a short period of time and, as a result, such customer loss would not have a significant impact on the Company's operations, liquidity or capital resources.

      The Company's financial position remains strong as evidenced by its ability to generate operating cash flows in recent years when profitability declined. The Company increased its working capital by 7.5% to $7.3 million at December 31, 1997 and has a committed credit facility which provides for up to $10 million in additional borrowings. The Company can use $3.8 million of the credit facility to temporarily refinance the convertible subordinated notes that mature in February 1999. The credit facility imposes, among other things, certain requirements on the ratio of total debt to net worth, the maintenance of minimum shareholders' equity and minimum interest coverage. No Company assets are pledged as security under its debt agreements.

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

      On February 20, 1998, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable April 2, 1998, to Shareholders of Record on March 13, 1998. While the Company anticipates a regular quarterly dividend, the amount and timing of any future dividends will depend on the general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and other factors deemed relevant by the Board of Directors.


IMPACT OF YEAR 2000

      The Company is currently in the process of implementing a new management information system that will, along with other benefits which extend well beyond Year 2000 issues, address the Company's internal Year 2000 issues. The implementation project should be completed by December 31, 1998 at a cost which is not expected to exceed $1 million. The cost of the project is being capitalized and will be amortized to expense over the expected useful life. Costs solely attributable to the Year 2000 issue, which are not anticipated to have a significant impact on the Company's results from operations or liquidity, will be expensed as incurred.

      The Company is also in the process of evaluating the readiness of its major suppliers, customers and other business partners to Year 2000 issues. At the current time, the Company can not predict the outcome of this evaluation of its external business partners, although based on prior experience, management believes it could locate suitable replacements if any partners were lost as a result of Year 2000 issues and, as such, any loss should not have a significant impact on the Company's operations. The Company expects to complete the external evaluation by December 31, 1998.




                                 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED STATEMENTS OF INCOME
For the year ended December 31,                                                 1997           1996          1995
------------------------------------------------------------------------ -------------- ------------- --------------
(In thousands, except Per Share Data)
Net sales                                                                $    66,392     $   74,084   $    83,975
Cost of products sold                                                         39,682         47,674        48,508
                                                                         -----------     ----------   -----------
         Gross profit                                                         26,710         26,410        35,467

Advertising and sales promotion expenses                                      17,136         17,518        16,217
Selling, general and administrative expenses                                   9,348         10,308        10,446
Income (expense) from restructuring activities                                   272           (593)            -
                                                                         -----------     ----------   -----------
         Operating income (loss)                                                 498         (2,009)        8,804

Interest income                                                                  221            217           185
Interest expense and other - net                                                (729)          (714)         (810)
Gain (loss) on disposal of fixed assets                                          184           (777)            -
                                                                         -----------     ----------   -----------
         Income (loss) before income taxes                                       174         (3,283)        8,179

Income tax expense (benefit)                                                      66          (1,237)       3,103
                                                                         -----------     ----------   -----------

         Net income (loss)                                               $       108     $   (2,046)  $     5,076
                                                                         ===========     ==========   ===========

Per Share Data
      Basic:
         Weighted average number of common shares outstanding              3,456,180      3,460,729     3,475,119
         Net income (loss)                                               $      0.03     $    (0.59)  $      1.46
                                                                         ===========     ==========   ===========

      Assuming dilution:
         Weighted average number of common shares outstanding              3,461,867      3,460,729     3,642,624
         Net income (loss)                                               $      0.03     $    (0.59)  $      1.42
                                                                         ===========     ==========   ===========




CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                Common Stock        Additional    Retained
(In thousands, except share data)                         Shares         Amount      Capital      Earnings        Total
----------------------------------------------------- ---------------- ------------ ----------- -------------- -------------
Balance at January 1, 1995                              3,473,937       $   3,474    $   4,600   $  13,210       $ 21,284

    Net income                                                                                       5,076          5,076
    Cash dividends ($0.20 per share)                                                                  (694)          (694)
    Issuance of common stock                                1,066               1           20                         21
                                                        ---------       ---------    ---------   ---------       --------
Balance at December 31, 1995                            3,475,003           3,475        4,620      17,592         25,687

    Net (loss)                                                                                      (2,046)        (2,046)
    Cash dividends ($0.20 per share)                                                                  (692)          (692)
    Issuance of common stock                                7,570               8          124                        132
    Purchase of common stock                              (35,000)            (35)        (576)                      (611)
                                                        ---------       ---------    ---------   ---------       --------
Balance at December 31, 1996                            3,447,573           3,448        4,168      14,854         22,470

    Net income                                                                                         108            108
    Cash dividends ($0.20 per share)                                                                  (692)          (692)
    Issuance of common stock                               10,429              10          115                        125
    Compensation from stock option grant                                                    70                         70
                                                        ---------       ---------    ---------   ---------       --------
Balance at December 31, 1997                            3,458,002      $    3,458   $    4,353  $  14,270      $   22,081
                                                        =========       =========    =========   =========       ========


CONSOLIDATED BALANCE SHEETS


                                                                                                   1997            1996
--------------------------------------------------------------------------------------------- ---------------- -------------
(In thousands, except share data)
Assets

Current assets:
    Cash and cash equivalents                                                                 $       3,353    $     2,143
    Receivables                                                                                       5,321          4,051
    Inventories                                                                                       4,342          6,608
    Prepaid expenses                                                                                  1,617          3,262
                                                                                              -------------    -----------

         Total current assets                                                                        14,633         16,064

Property, plant and equipment - net                                                                   7,892          8,716
Goodwill and other intangibles                                                                       17,588         17,999
Other assets                                                                                          1,467          1,661
                                                                                              -------------    -----------

         Total assets                                                                         $      41,580    $    44,440
                                                                                              =============    ===========

Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                                          $       3,386    $     5,283
    Accrued advertising and promotion                                                                 1,389          2,026
    Accrued compensation and related amounts                                                            530            730
    Other accrued expenses                                                                              698            723
    Current portion of long term debt                                                                 1,317            500
                                                                                              -------------    -----------

         Total current liabilities                                                                    7,320          9,262

Long term debt                                                                                        5,218          5,500
Convertible subordinated notes                                                                        3,800          3,800
Postretirement benefits and other liabilities                                                         3,161          3,408

Shareholders' equity:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized,
      none issued and outstanding                                                                         -              -
    Common stock, $1.00 par value; 10,000,000 shares authorized,
      3,458,002 issued and outstanding in 1997 and 3,447,573 in 1996                                  3,458          3,448
    Additional capital                                                                                4,353          4,168
    Retained earnings                                                                                14,270         14,854
                                                                                              -------------    -----------

         Total shareholders' equity                                                                  22,081         22,470
                                                                                              -------------    -----------

         Total liabilities and shareholders' equity                                           $      41,580    $    44,440
                                                                                              =============    ===========


         See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31,                                                      1997           1996           1995
------------------------------------------------------------------------------- -------------- -------------- --------------
(In thousands)
Operating activities
    Net income (loss)                                                           $       108    $    (2,046)   $     5,076
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
           Depreciation and amortization                                              2,512          2,530          2,360
           (Gain) loss on disposal of fixed assets                                   (1,183)           777              -
           Compensation from stock option grant                                          70              -              -
           Change in deferred income taxes and other assets                            (288)          (290)           183
           Change in postretirement benefits and other liabilities                     (333)          (177)            73
           Change in receivables                                                     (1,270)         4,644         (1,275)
           Change in inventories and prepaid expenses                                 4,055         (2,807)        (1,873)
           Change in accounts payable and accrued expenses                           (2,762)         3,047         (1,790)
                                                                                -----------    -----------    -----------

    Net cash provided by operating activities                                           909          5,678          2,754

Investing activities
    Acquisition of business and other intangibles, net of cash acquired                (587)          (269)        (6,799)
    Capital expenditures                                                             (1,413)        (1,674)          (849)
    Proceeds from disposal of fixed assets                                            1,994              -              -
    Sale of short term investments                                                        -              -            345
    Other                                                                               464            165              7
                                                                                -----------    -----------    -----------

    Net cash provided by (used in) investing activities                                 458         (1,778)        (7,296)

Financing activities
    Short term borrowings and (repayments) - net                                          -         (1,200)         1,200
    Borrowings under long term credit facility                                        1,150              -              -
    Principal payments on long term debt                                               (615)             -            (44)
    Issuance of common stock                                                              -             29              -
    Repurchase of common stock                                                            -           (611)             -
    Cash dividends                                                                     (692)          (692)          (694)
                                                                                -----------    -----------    -----------

    Net cash (used in) provided by financing activities                                (157)        (2,474)           462
                                                                                -----------    -----------    -----------

Change in cash and cash equivalents                                                   1,210          1,426         (4,080)
Cash and cash equivalents at beginning of year                                        2,143            717          4,797
                                                                                -----------    -----------    -----------

Cash and cash equivalents at end of year                                        $     3,353    $     2,143    $       717
                                                                                ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The Company, which operates primarily in the United States, markets and manufactures through its own plants and licensed dairies a broad range of frozen novelties, frozen yogurt, ice cream and sorbet products under the Eskimo Pie, RealFruit, Welch's, Weight Watchers, SnackWell's and OREO brand names. The Company also continues to manufacture ingredients and packaging for sale to the dairy industry.

Principles of Consolidation: The accounts of the Company and its wholly-owned subsidiaries are included in the consolidated financial statements after elimination of all material intercompany balances and transactions.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of those investments.

Inventories: Inventories are stated at the lower of cost or market. The cost of inventories is determined by the last-in, first-out (LIFO) method except for approximately $700,000 of inventories at December 31, 1997 and $625,000 in 1996 which were determined by the first-in, first-out (FIFO) method. If the FIFO method was applied to LIFO inventories, total inventories would increase by approximately $930,000 at December 31, 1997 and $1,050,000 in 1996.

Property, Plant, Equipment and Depreciation: Property, plant and equipment is stated at cost. Depreciation is provided by the straight line method over the estimated useful lives which are generally 30 years for buildings and six to ten years for machinery and equipment.

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

         The Company periodically evaluates the recoverability of material components of goodwill and other intangibles based on expected undiscounted cash flows. Any impairment in value would be charged to earnings in the year recognized. The Company believes that no impairment of value exists as of December 31, 1997.

         Accumulated   amortization   at   December   31,   1997  and  1996  was
approximately $4,250,000 and $3,165,000, respectively.

Advertising and Sales Promotion Expenses: The Company generally expenses advertising and sales promotion costs in the period incurred. There were no material capitalized advertising and sales promotion costs as of December 31, 1997 and 1996.

Product Development and Quality Control Costs: Costs for product development and quality control, which are performed by the same personnel, are expensed as incurred and were approximately $1,350,000 in 1997, $1,250,000 in 1996 and $1,350,000 in 1995.

Stock Options: The Company accounts for stock options granted under incentive stock plans in accordance with Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees" and related interpretations.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Change: Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 established new standards for computing and presenting earnings per share which is reflected in Note F to the Consolidated Financial Statements. There was no change to previously reported earnings per share included in the basic financial statements as a result of the adoption of SFAS 128.

NOTE B - INVENTORIES Inventories are classified as follows:
------------------------------------------- ----------------- -----------------
As of December 31,                                   1997             1996
------------------------------------------- ----------------- -----------------
(In thousands)
Finished goods                                  $    2,943       $    4,987
Raw materials and packaging supplies                 2,330            2,672
                                                ----------      -----------
           Total FIFO inventories                    5,273            7,659
Reserve to adjust inventories to LIFO                 (931)          (1,051)
                                               ------------     ------------
                                                $    4,342       $    6,608
                                                ==========       ==========
------------------------------------------- ----------------- -----------------



NOTE C - PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment is classified as follows:
------------------------------------------- ----------------- ------------------
As of December 31,                                   1997              1996
------------------------------------------- ----------------- ------------------
(In thousands)
Land                                           $       630       $       774
Buildings                                            5,136             5,814
Machinery and equipment                              8,718             9,153
Equipment leased or loaned to customers              3,665             3,546
Projects in progress                                   966               978
                                              ------------      ------------
                                                    19,115            20,265
Less accumulated depreciation                      (11,223)          (11,549)
                                                -----------       -----------
                                                $    7,892        $    8,716
                                                ==========        ==========
------------------------------------------- ----------------- ------------------



NOTE D - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1997, the Company had $593,000 ($462,000 in 1996) of current deferred tax assets included in prepaid expenses and $158,000 ($154,000 in 1996) of long term deferred tax assets included in other assets which have been netted by tax jurisdiction for presentation purposes.

The significant components of deferred taxes are as follows:

----------------------------------------------------- ----------- ------------
As of December 31,                                         1997         1996
----------------------------------------------------- ----------- ------------
(In thousands)
Current:
       Accrued severance benefits                      $     163    $     174
       Inventory                                             251           81
       Advertising, promotion and other liabilities          179          207
                                                       ---------   ----------
                                                             593          462
Non-Current:
       Accrued postretirement benefits                     1,087        1,065
       Depreciation and amortization                      (1,026       (1,006)
       Other                                                  97           95
                                                       ---------   ----------
                                                             158          154
                                                       ---------   ----------
Total deferred tax assets                              $     751   $      616
                                                       =========   ==========
----------------------------------------------------- ----------- ------------

         Also included in prepaid expenses at December 31, 1997 is approximately $580,000 of tax benefits associated with approximately $1,500,000 of net operating loss (NOL) carry forwards which expire in 2011. No valuation allowance has been recorded against the benefit from the NOL as the Company believes it will generate sufficient taxable income in 1998 to ensure realization of the tax benefit. Included in prepaid expenses at December 31, 1996 was $800,000 of tax benefits associated with the NOL carry forwards and $1,400,000 in 1996 estimated federal tax payments recovered by the Company during 1997.

Significant components of the provision for income taxes are as follows:

-------------------------------- ---------------- -------------- -----------
For the year ended December 31,        1997            1996          1995
-------------------------------- ---------------- -------------- -----------
(In thousands)
Current:
       Federal                      $    165       $    (678)     $  2,488
       State                              33            (143)          392
       Foreign                             3              11            37
                                   ---------       ---------      --------
                                         201            (810)        2,917
Deferred:
       Federal                          (111)           (353)          159
       State                             (24)            (74)           27
                                   ----------      ----------     --------
                                        (135)           (427)          186
                                   ----------      ----------     --------
Total income tax provision         $      66       $  (1,237)     $  3,103
                                   =========       ==========     ========
-------------------------------- ---------------- -------------- -----------

         The Company recovered approximately $1,632,000 in previously paid income taxes during 1997. Amounts paid for income taxes totaled $1,878,000 in 1996 and $2,850,000 in 1995.

A reconciliation of federal statutory and effective income tax rates is as follows:

---------------------------------------- ------------ ----------- ----------
For the year ended December 31,             1997         1996        1995
---------------------------------------- ------------ ----------- ----------
Federal statutory rate                      34.0%       (34.0)%      34.0%
Effect of
       State taxes                           4.4         (4.3)        3.4
       Permanent differences and other       (.5)          .6          .5
                                          -------      ---------   ------
Effective income tax rate                   37.9%       (37.7)%      37.9%
                                           ======       ======      =====
---------------------------------------- ------------ ----------- ----------

NOTE E - FINANCING ARRANGEMENTS

-------------------------------------------------- ----------------------------
Long Term Debt                                             Carrying Amount
As of December 31,                                        1997         1996
-------------------------------------------------- -------------- -------------
(In thousands)
Revolving credit facility                            $    5,500    $   6,000
       (variable interest rate, currently  6.5%)
Long term line of credit                                  1,035            -
       (variable interest rate, currently 6.1%)
Convertible subordinated notes                            3,800        3,800
                                                     ----------    ---------
       (4.5% interest rate)
                                                         10,335        9,800
Less current maturities                                  (1,317)       (500)
                                                     -----------   ---------
                                                     $    9,018    $   9,300
                                                     ==========    =========
-------------------------------------------------- -------------- -------------

       Based upon prevailing interest rates and after consideration of credit risk, the carrying value of the Company's long term debt is a fair approximation of market value.

       In May 1994, the Company entered into a $6,000,000, ten year revolving credit facility with a commercial bank which provided for renewable loans with required principal reductions beginning in June 1997. Under the terms of the agreement, the Company will retire the loan over the seven year period ending June 2004. Except for the amounts due in 1998, the Company has classified all of this loan as long term debt based upon its ability and intention to defer payment past 1998.

       In December 1995, the Company entered into an interest rate swap agreement which effectively fixed the interest rate on the revolving credit facility at 6.1% through December 1998. The amount to be paid or received as a result of this agreement is accrued as interest rates change and is recognized as an adjustment to interest expense. The fair value of the swap agreement was not material at December 31, 1997 and 1996. The Company believes that material loss from non-performance is remote due to the strength of the counterparty.

         During 1997, the Company borrowed $1,150,000 under an existing line of credit to finance the acquisition of computer hardware and software. Borrowings under the line bear interest at the 30 day LIBOR rate plus 100 basis points and will be repaid in equal monthly installments through April 2000.

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

         During March 1998, the Company renewed its $10,000,000 committed line of credit. The committed line of credit is available for general corporate purposes through April 2000. Borrowings under the line bear interest at the bank's overnight money market rate plus 75 basis points.

         The revolving and committed credit agreements impose, among other things, certain requirements on the ratio of total debt to net worth, the maintenance of minimum shareholders' equity and minimum interest coverage. No assets are pledged as security under these agreements.

         Interest paid totaled approximately $636,000 in 1997, $715,000 in 1996, and $799,000 in 1995.

NOTE F - SHAREHOLDERS' EQUITY

Stock Options
           Under the Company's Incentive Stock Plans (the Plans), key employees and non-employee directors of the Company may receive grants and awards of up to a total of 425,000 shares of stock options, stock appreciation rights and restricted stock.

         Stock options are generally granted at a price not less than the fair market value on the date the options are granted, become exercisable at various intervals from six months to four years after the date of the grant and expire after ten years.

The details of stock option activity are as follows:

                                                          --------------------- ------------------ ----------------------
                                                                                    Range of         Weighted Average
                                                            Number of Shares     Exercise Prices      Exercise Price
--------------------------------------------------------- --------------------- ------------------ ----------------------
1995
       Outstanding, beginning of year                             115,457        $ 17.00 - 19.75
       Granted                                                     65,000                  20.50
       Cancelled                                                   22,000            17.25-20.50
       Outstanding, end of year                                   158,457            17.00-20.50        $  18.48
       Exercisable, end of year                                    59,025            17.00-19.75
1996
       Granted                                                    142,711            18.75-21.25           18.80
       Exercised                                                    1,667                  17.25           17.25
       Cancelled                                                  161,274            17.00-20.50           18.67
       Outstanding, end of year                                   138,227            17.00-21.25           18.60
       Exercisable, end of year                                    60,609            17.00-21.25           17.87
1997
       Granted at fair market value                               125,986          10.88 - 12.50           12.49
       Granted at less than fair market value                      50,000                  10.00           10.00
       Cancelled                                                   92,874          12.50 - 20.50           17.53
       Outstanding, end of year                                   221,339          10.00 - 21.25           13.63
       Exercisable, end of year                                    61,236          10.00 - 21.25           15.57
--------------------------------------------------------- --------------------- ------------------ ----------------------

         Included in the amounts shown above is the effect of certain modifications made to prior year awards during 1997. On March 4, 1997, the Board of Directors approved a plan whereby employee stock options on a total of 48,100 shares with a weighted average exercise price of $18.51 were exchanged for 37,486 shares of repriced options with an exercise price of $12.50 per share. The repriced and forfeited options, which had an equivalent value under the Black-Scholes Option Pricing Model, are included in the 1997 "Granted at fair market value" and "Cancelled" captions, respectively, in the above table.

         On March 4, 1997, the Company also awarded 50,000 shares of stock options at a $2.50 discount to the then fair market value of $12.50 per share. This discount-to-market is being expensed over a three year graded scale consistent with the terms upon which the options become exercisable. Approximately $70,000 was charged to expense in 1997 as a result of this award.

         In 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation". As permitted by the provisions of SFAS 123, the Company continues to follow APB 25 and related interpretations in accounting for its stock based awards. As stock options are generally issued at the fair market value on the date of grant, the Company does not recognize compensation cost related to its stock option plans except as discussed above as it relates to stock option grants with exercise prices which were less than the fair market value on the date of the grant.

         The following information is provided solely in connection with the disclosure requirements of SFAS 123. If the Company had elected to recognize compensation cost related to its stock options granted in 1997, 1996 and 1995 in accordance with the provisions of SFAS 123, there would have been a pro forma loss of $119,000 in 1997 ($0.03 per share), a pro forma loss of $2,343,000 in 1996 ($0.68 per share) and pro forma income of $4,972,000 in 1995 ($1.43 per share, $1.39 per share assuming dilution). These pro forma amounts are not indicative of the future effects of applying the provisions of SFAS 123 since the respective vesting periods are used to measure each respective period's pro forma compensation expense.

         The weighted average fair value of options granted in 1997 and 1996 was $5.47 and $9.64 per share, respectively. The fair values were estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

-------------------------------- ------------ ------------- ------------
For the year ended December 31,      1997        1996          1995
-------------------------------- ------------ ------------- ------------
Volatility factor                   .333         .292          .315
Risk free interest rate             6.49%        6.53%         7.53%
Dividend yields                     1.6%         1.0%          1.0%
Expected life                       7.1          8.5           8.5
-------------------------------- ------------ ------------- ------------

         As of December 31, 1997, the weighted average remaining contractual life of all outstanding stock options was 8.7 years.

         The Company has also granted restricted stock awards in accordance with the Plans. In 1997, 11,000 shares of restricted stock were issued with a weighted average fair value of $12.35. In 1996, 6,416 shares of restricted stock were issued with a weighted average fair value of $17.58.

         At December 31, 1997, approximately 160,000 shares were available for future grants under the Plans.

Earnings Per Share

The following table sets forth the computation of earnings per share:
------------------------------------------------------------------- ------------------ ---------------- ---------------
For the year ended December 31,                                            1997             1996              1995
------------------------------------------------------------------- ------------------ ---------------- ---------------
Net income (loss)                                                       $ 108,000      $ (2,046,000)       $ 5,076,000
Reversal of interest expense from convertible
subordinated notes (after tax)                                                  -                 -            106,000
                                                                        ---------      ------------        -----------
Net income (loss) assuming potential dilution                           $ 108,000      $ (2,046,000)       $ 5,182,000
                                                                        =========      =============       ===========

Weighted average number of common shares outstanding                    3,456,180          3,460,729         3,475,119
Effect of dilutive securities:
    Stock options                                                           5,687                                4,938
                                                                                                   -
    Convertible subordinated notes                                                 -                           162,567

                                                                                                   -
Weighted average number of common shares outstanding
assuming potential dilution                                             3,461,867          3,460,729         3,642,624
                                                                        =========      =============      ============

Basic earnings per share                                                    $0.03             $(0.59)            $1.46
                                                                            =====             ======             =====

Earnings per share - assuming dilution                                      $0.03             $(0.59)            $1.42
                                                                            =====             ======             =====
------------------------------------------------------------------- ------------------ ---------------- ---------------

         Options to purchase 170,000 shares in 1997, 138,000 shares in 1996 and 59,000 shares in 1995 were not considered for their dilutive effect because the exercise price of the options exceeded the average market price for the respective year, and as such, the effect would be anti-dilutive.

         Additional disclosure concerning the convertible subordinated notes is provided in Note E to the Consolidated Financial Statements. The effect of the assumed conversion was not considered for its dilutive effect in the 1997 and 1996 calculations as the conversion would have been anti-dilutive.

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

The following table sets forth information on the net periodic pension costs:

---------------------------------- -------------- ------------- --------------
For the year ended December 31,          1997          1996           1995
---------------------------------- -------------- ------------- --------------
(In thousands)
Service cost                           $  294        $  311         $  239
Interest cost                             100            76             52
Actual return on plan assets             (225)          (79)          (168
Net amortization and deferrals            122            18            124
                                       ------        ------         ------

                                       $  291        $  326         $  247
                                       ======        ======         ======
---------------------------------- -------------- ------------- --------------


The following table sets forth information on the net pension liability:
------------------------------------------------------------ ------------- -------------
As of December 31,                                                1997         1996
------------------------------------------------------------ ------------- -------------
(In thousands)
Actuarial present value of accumulated benefit obligation:
       Vested                                                 $    1,030     $     877
       Non-vested                                                    212           127
                                                               ---------    ----------
       Accumulated benefit obligation                         $    1,242      $  1,004
                                                               =========      ========

Projected benefit obligation                                  $    1,714      $  1,428
Plan assets at fair value                                          1,592         1,163
                                                               ---------     ---------
Plan assets less than projected benefit obligation                   122           265

Unrecognized net gain (loss)                                         190           (31)
                                                              ----------     ----------
Net pension liability                                         $      312     $     234
                                                              ==========     =========
------------------------------------------------------------ ------------- -------------

The assumptions used in determining the projected benefit obligation and net periodic pension costs are as follows:

---------------------------------------------- ---------- ---------- ---------
                                                   1997      1996      1995
---------------------------------------------- ---------- ---------- ---------
Weighted average discount rate                      7%        7%        7%
Weighted average rate
      of increase in compensation levels            5%        5%        5%
Expected long term rate of return on assets         8%        8%        8%
---------------------------------------------- ---------- ---------- ---------

         At December 31, 1997, plan assets were 50% invested in common stocks, 47% in U.S. Treasury instruments and the balance in cash and money market funds.

         The Company also sponsors a defined contribution plan which covers substantially all salaried and hourly employees. Company contributions are generally determined as a percentage of the covered employees' contributions up to 3% of the employees' annual salary. Amounts expensed under this plan were approximately $140,000 in 1997 and 1996.

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

         The Company's liability for postretirement benefits is comprised primarily of accumulated benefit obligations of approximately $2,800,000 at December 31, 1997 and 1996. The 1997 net post retirement benefit cost was approximately $60,000 resulting from the amortization of deferred gains of $70,000 offset against interest costs of $130,000. There was no significant net postretirement benefit cost in 1996 as the amortization of deferred gains substantially offset all interest costs. The net postretirement benefit cost for 1995 was approximately $180,000 representing interest costs.

         The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10% for 1998 and is assumed to decrease gradually to 5% in 2006 and remain at that level thereafter. Each one percentage point change in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation by approximately $120,000 and the net periodic postretirement benefit cost by approximately $10,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7% for all periods presented. The Company recognizes 20% of deferred gains or losses annually.

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

         During 1997, four customers accounted for 16%, 13%, 11% and 10% of net sales, respectively. During 1996, four customers accounted for 16%, 14%, 13% and 10% of net sales, respectively. During 1995, four customers accounted for 16%, 15%, 11% and 10% of net sales, respectively. Based upon prior experience, management believes it could find a suitable replacement for the loss of any of its licensees and, as a result, such customer loss would not have a significant impact on the Company's operations, liquidity or capital resources.

         In 1991, the Company sold, at its cost, approximately $1,000,000 of machinery and equipment purchased for resale. As a result of the sale, the Company received a ten year note, payable annually, from its customer. The long term portion of the note receivable amounts to approximately $400,000 at December 31, 1997 ($512,000 in 1996), which is included in other assets, and is net of an unamortized discount of approximately $100,000 ($160,000 in 1996). The note bears interest at approximately 10% and is collateralized by the machinery and equipment. Based upon prevailing interest rates, after consideration of credit risk, the carrying value is a fair approximation of market value.


NOTE I - INCOME (EXPENSE) FROM RESTRUCTURING ACTIVITIES

         During the third quarter of 1997, the Company consolidated its flavors production in New Berlin, Wisconsin. In connection with the consolidation, the Company discontinued flavors operations in Los Angeles, California, terminated the employment of the plant's 14 employees and sold the plant facility. The Company recorded income of $689,000 as a result of these actions.

         The income from the flavors consolidation includes a $1.0 million gain from the sale of the Los Angeles plant offset primarily by employee severances. With the exception of approximately $50,000 of severance payments which will be paid to former employees through the second quarter of 1998, all cash receipts and payments relating to the consolidation have been settled as of December 31, 1997.

         During the fourth quarter of 1997, the Company completed a restructuring of its operations into a business unit divisional alignment. In connection with this restructuring, two senior level employees were terminated with severance benefits of approximately $215,000. Of the total amount accrued, $175,000 remains to be paid during 1998. In addition, $200,000 of previously incurred severance and other non-recurring costs associated with the Company's 1997 restructuring activities were offset against the income recognized from the Flavors consolidation.

         During the third quarter of 1996, the Company recorded $593,000 of restructuring charges relating to severance commitments associated with a change in executive management. Of the total amount accrued in 1996, $175,000 remains to be paid as of December 31, 1997. All of this amount is scheduled to be paid during 1998.

   REPORT OF INDEPENDENT                                       REPORT OF MANAGEMENT
   AUDITORS, ERNST & YOUNG LLP

   Shareholders and Board of Directors                         Eskimo Pie Corporation
   Eskimo Pie Corporation
                                                               The  consolidated   financial   statements  and  other  financial
   We have audited the accompanying  consolidated  balance     information  of Eskimo  Pie  Corporation  have been  prepared  by
   sheets of Eskimo Pie  Corporation  as of  December  31,     management,   which  is  responsible   for  their  integrity  and
   1997 and 1996, and the related consolidated  statements     objectivity.  These  statements  have been prepared in accordance
   of  income,  changes in  shareholders'  equity and cash     with  generally   accepted   accounting   principles  and,  where
   flows for each of the three  years in the period  ended     appropriate, reflect estimates based on judgements of management.
   December 31, 1997.  These financial  statements are the
   responsibility   of  the  Company's   management.   Our            The  Company  maintains  a system  of  internal  financial
   responsibility  is  to  express  an  opinion  on  these     controls  which  considers  the  expected  costs and  benefits of
   financial statements based on our audits.                   specific  control  procedures and provides  reasonable  assurance that Company  assets are protected  against loss or misuse,  that
          We  conducted  our  audits  in  accordance  with     transactions   are  executed  in  accordance  with   management's
   generally    accepted   auditing    standards.    Those     authorization  and that the financial  records can be relied upon
   standards  require  that we plan and  perform the audit     to produce  financial  statements  in accordance  with  generally
   to  obtain  reasonable   assurance  about  whether  the     accepted accounting  principles.  The internal financial controls
   financial    statements    are    free   of    material     system is supported by the management of the Company  through the
   misstatement.  An audit includes  examining,  on a test     establishment   and  communication  of  business  and  accounting
   basis,  evidence supporting the amounts and disclosures     policies,   the  division  of  responsibility  in  organizational
   in the  financial  statements.  An audit also  includes     matters,  and the careful  selection  and training of  management
   assessing   the   accounting    principles   used   and     personnel.
   significant  estimates made by  management,  as well as
   evaluating    the    overall    financial     statement            The  consolidated  financial  statements have been audited
   presentation.  We  believe  that our  audits  provide a     by the Company's independent  auditors,  Ernst & Young LLP. Their
   reasonable basis for our opinion.                           audit  was  conducted  in  accordance  with  generally   accepted
                                                               auditing   standards  and  their  report  is  included  elsewhere
          In  our  opinion,  the  consolidated   financial     herein.  As a part of their  audit,  Ernst & Young  LLP  develops
   statements  referred to above  present  fairly,  in all     and  maintains  an  understanding   of  the  Company's   internal
   material respects,  the consolidated financial position     accounting  controls  and  conducts  such tests and employs  such
   of Eskimo Pie  Corporation  at  December  31,  1997 and     procedures as they consider  necessary to render their opinion on
   1996,  and the  consolidated  results of its operations     the financial statements.
   and its cash  flows for each of the three  years in the
   period  ended  December 31, 1997,  in  conformity  with            The Board of Directors  exercises its oversight  role with
   generally accepted accounting principles.                   respect to the Company's  system of internal  financial  controls primarily  through its Audit  Committee  which consists of outside directors. The Board of Directors,  upon the recommendation of the
                                                               Audit  Committee,  selects  the  independent  auditors  subject to
                                     /s/ Ernst & Young LLP     ratification  by  the  shareholders.  The  Audit  Committee  meets periodically with representatives of management. Ernst & Young LLP has full and free access to meet with the Audit Committee, with or without the presence of management representatives.

   Richmond, Virginia
   February 23, 1998,
   except for Note E, as to which
   the date is March 20, 1998
                                                               /s/ David B. Kewer                 /s/ Thomas M. Mishoe, Jr.


                                                               David B. Kewer                    Thomas M. Mishoe, Jr.
                                                               President                         Chief Financial Officer,
                                                               and Chief Executive Officer       Vice President, Treasurer
                                                                                                 and Corporate Secretary

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III


           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information on the Company's Board of Directors is included under the caption "Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting to be held on May 6, 1998 (Proxy Statement) and is incorporated herein by reference. Information on Section 16(a) compliance is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.


                         ITEM 11. EXECUTIVE COMPENSATION

       Information on compensation is included under the captions "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors" on page 6 in the Proxy Statement and "Executive Compensation" on pages 6-10 in the Proxy Statement and is incorporated herein by reference.


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

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a)    (1)   The following  financial  statements of Eskimo Pie  Corporation are included in Item 8:

                    Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

                    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

                    Consolidated Balance Sheets at December 31, 1997 and 1996

                    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

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

         Executive Severance Agreement between the Company and William J. Weiskopf dated September 1, 1997 - Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

             Executive Severance Agreement between the Company and K. P. Ferryman dated August 21, 1995 - Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

             Executive Severance Agreement between the Company and Craig L. Hettrich dated February 2, 1998 - Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         Letter Agreement dated October 9, 1997 between the Company and Carl D. Hornbeak - Exhibit 10.12 to the Company's Annual Report on Form 10-K for year ended December 31, 1997.

             Letter Agreement dated September 19, 1996 between the Company and David V. Clark - Exhibit 10.15 to the Company's Report on Form 10-Q for the quarter ended September 30, 1996.

         Eskimo Pie Corporation Savings Plan, as amended, - Exhibit 4(c)(ii) to the Company's Registration Statement on Form S-8 (Registration No. 333-24893).

         Eskimo  Pie  Corporation   Employee  Stock  Purchase  Plan,  -  Exhibit
4(c)(iii) to the Company's Registration Statement on Form S-8 (Registration No. 333-24893).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 30th day of March, 1998.

                                                   ESKIMO PIE CORPORATION


                                                   /s/ David B. Kewer
                                                   ------------------
                                                   David B. Kewer
                                                   President and
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of the 30th day of March 1998.

       Signature                                                           Title
                                                                    President and
/s/     David B. Kewer                                              Chief Executive Officer
---------------------------------                                   (Principal Executive Officer)
        David B. Kewer

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

/s/    William T. Berry, Jr.                                        Assistant Vice President, Controller
---------------------------------
       William T. Berry, Jr.

*/s/   Arnold H. Dreyfuss, Jr.                                      Chairman of the Board
---------------------------------
       Arnold H. Dreyfuss, Jr.

*/s/   Terrence D. Daniels                                          Director
---------------------------------
       Terrence D. Daniels

*/s/   Wilson H. Flohr, Jr.                                         Director
---------------------------------
       Wilson H. Flohr, Jr.

*/s/   F. Claiborne Johnston, Jr.                                   Director
---------------------------------
       F. Claiborne Johnston, Jr.

*/s/   Daniel J. Ludeman                                            Director
---------------------------------
       Daniel J. Ludeman

*/s/   Judith B. McBee                                              Director
---------------------------------
       Judith B. McBee

*By /s/   David B. Kewer
---------------------------------
           David B. Kewer
          Attorney-in-fact

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

10.2 Executive Severance Agreement between the Company and William J. Weiskopf, dated September 1, 1997 filed herewith.

10.3 Executive Severance Agreement between the Company and K. P. Ferryman dated August 21, 1995 incorporated herein by reference to Exhibit
           10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.4 Executive Severance Agreement between the Company and Craig L. Hettrich dated February 2, 1998, filed herewith.

10.5       Executive  Severance  Agreement  between the  Company and V.  Stephen
           Kangisser  dated May 15,  1996,  incorporated  herein by reference to
           Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996.

10.6 Executive Severance Agreement between the Company and David B. Kewer dated March 1, 1997, incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

10.12      Letter  Agreement  dated October 9, 1997 between the Company and Carl
           D. Hornbeak, filed herewith.

10.13 Letter Agreement dated September 19, 1996 between the Company and David V. Clark, incorporated herein by reference to Exhibit 10.15 to the Company's Report on Form 10-Q for the quarter ended September 30, 1996.

10.14 Master License Agreement between the Company and Welch Foods Inc. dated as of August 31, 1992, incorporated herein by reference to
           Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.15 Revolving Credit Agreement for $10,000,000 between the Company and Crestar Bank dated January 31, 1994, as amended, incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.16 Credit Agreement dated as of May 5, 1992 between the Company and First Union National Bank of Virginia, as amended, incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.17 Agreement dated February 17, 1992 between the Company and Reynolds, incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 33-45852).

10.18 Form of Reimbursement Agreement dated as of February 17, 1992 between the Company and Reynolds, incorporated herein by reference to Exhibit
           10.18 to the Company's Registration Statement on Form S-1 (Registration No. 33-45852).

10.19 Eskimo Pie Corporation Savings Plan, as amended, incorporated herein by reference to Exhibit 4(c)(ii) to the Company's Registration Statement on Form S-8 (Registration No.333-24893).

10.20      Eskimo Pie  Corporation  Employee Stock  Purchase Plan,  incorporated
           herein  by   reference  to  Exhibit   4(c)(iii)   to  the   Company's
           Registration Statement on Form S-8 (Registration No. 333-24893).

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