Form 10-Q
period 1998-03-31
ESKIMO PIE CORP
filed 1998-05-15
CIK 787520

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                  ------------
(Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998.

           Class                                  Outstanding at April 30, 1998
           -----                                  -----------------------------
Common Stock, $1.00 Par Value                                3,458,001

                             ESKIMO PIE CORPORATION
                                      Index


                                                                          Page
                                                                         Number
                                                                         ------
Part I.           Financial Information

      Item 1.     Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income
                  Three Months Ended March 31, 1998 and 1997               1

                  Condensed Consolidated Balance Sheets
                  March 31, 1998; December 31, 1997 and March 31, 1997     2

                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1998 and 1997               3

                  Notes to Condensed Consolidated Financial Statements     4

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      6

Part II.          Other Information

      Item 6.     Exhibits and Reports on Form 8-K                         8


                                                      ESKIMO PIE CORPORATION
                                     Condensed Consolidated Statements of Income (Unaudited)


    For the three months ended March 31,                                                               1998                 1997
    --------------------------------------------------------------------------------------- ------------------- -----------------
    (In thousands, except Per Share Data)
    Net sales                                                                                  $     16,031        $     18,078
    Cost of products sold                                                                             9,501              10,589
                                                                                            ------------------- -----------------
             Gross profit                                                                             6,530               7,489

    Advertising and sales promotion expenses                                                          3,662               4,482
    Selling, general and administrative expenses                                                      2,418               2,789
                                                                                            ------------------- -----------------
             Operating income                                                                           450                 218

    Interest income                                                                                      61                  41
    Interest expense and other - net                                                                    192                 174
                                                                                            ------------------- -----------------
             Income before income taxes                                                                 319                  85

    Income tax expense                                                                                  118                  32
                                                                                            ------------------- -----------------

             Net income                                                                        $        201        $         53
                                                                                            =================== =================

    Per  Share Data
             Basic:
                  Weighted average number of common shares outstanding                            3,458,002           3,450,684
                  Net income                                                                   $       0.06        $       0.02
                                                                                            =================== =================

             Assuming dilution:
                  Weighted average number of common shares outstanding                            3,463,107           3,452,467
                  Net income                                                                   $       0.06        $       0.02
                                                                                            =================== =================

             Cash dividend                                                                     $       0.05        $       0.05
                                                                                            =================== =================






                                                      ESKIMO PIE CORPORATION
                                        Condensed Consolidated Balance Sheets (Unaudited)


                                                                                 March 31,      December 31,        March 31,
As of                                                                               1998             1997              1997
----------------------------------------------------------------------------- ---------------- ----------------- ---------------
(In thousands, except share data)

Assets

Current assets:
         Cash and cash equivalents                                               $      1,830     $      3,353      $     1,139
         Receivables                                                                    8,880            5,321            9,053
         Inventories                                                                    4,762            4,342            6,499
         Prepaid expenses                                                               1,293            1,617            1,639
                                                                              ---------------- ----------------- ---------------

               Total current assets                                                    16,765           14,633           18,330

         Property, plant and equipment - net                                            7,901            7,892            8,696
         Goodwill and other intangibles                                                17,433           17,588           17,837
         Other assets                                                                   1,417            1,467            1,568
                                                                              ---------------- ----------------- ---------------

               Total assets                                                      $     43,516     $     41,580      $    46,431
                                                                              ================ ================= ===============

Liabilities and Shareholders' Equity

Current liabilities:
         Accounts payable                                                        $      4,087     $      3,386      $     4,759
         Accrued advertising and promotion                                              2,784            1,389            3,446
         Accrued compensation and related amounts                                         442              530              435
         Other accrued expenses                                                           932              698              862
         Current portion of long term debt                                              1,317            1,317              944
                                                                              ---------------- ----------------- ---------------

              Total current liabilities                                                 9,562            7,320           10,446

Long term debt                                                                          4,889            5,218            6,206
Convertible subordinated notes                                                          3,800            3,800            3,800
Postretirement benefits and other liabilities                                           3,146            3,161            3,504

Shareholders' equity:
         Preferred stock, $1.00 par value; 1,000,000 shares
              authorized, none issued and outstanding                                       -                -                -
         Common stock, $1.00 par value; 10,000,000 shares
              authorized, 3,458,002 issued and outstanding in 1998 and
              at December 31,1997 and 3,457,573 at March 31, 1997                       3,458            3,458            3,458
         Additional capital                                                             4,361            4,353            4,283
         Retained earnings                                                             14,300           14,270           14,734
                                                                              ---------------- ----------------- ---------------

              Total shareholders' equity                                               22,119           22,081           22,475
                                                                              ---------------- ----------------- ---------------

              Total liabilities and shareholders' equity                         $     43,516     $     41,580      $    46,431
                                                                              ================ ================= ===============


                                                      ESKIMO PIE CORPORATION
                                   Condensed Consolidated Statements Of Cash Flows (Unaudited)


For the three months ended March 31,                                                                  1998                1997
------------------------------------------------------------------------------------------ ------------------- ------------------
(In thousands)

Operating activities
         Net income                                                                          $         201       $          53
         Adjustments to reconcile net income to net cash
              used in operating activities:
                  Depreciation and amortization                                                        626                 649
                  Change in deferred income taxes and other assets                                     (80)                (17)
                  Change in postretirement benefits and other liabilities                              (70)                 88
                  Change in receivables                                                             (3,559)             (5,002)
                  Change in inventories and prepaid expenses                                           (96)              1,758
                  Change in accounts payable and accrued expenses                                    2,244                 738
                                                                                           ------------------- ------------------

         Net cash used in operating activities                                                        (734)             (1,733)

Investing activities
         Capital expenditures                                                                         (376)               (348)
         Other                                                                                          87                 100
                                                                                           ------------------- ------------------

         Net cash used in investing activities                                                        (289)               (248)

Financing activities
         Borrowings                                                                                      -               1,150
         Principal payments on long term debt                                                         (329)                  -
         Cash dividends                                                                               (171)               (173)
                                                                                           ------------------- ------------------

         Net cash (used in) provided by financing activities                                          (500)                977
                                                                                           ------------------- ------------------

Change in cash and cash equivalents                                                                 (1,523)             (1,004)
Cash and cash equivalents at the beginning of the year                                               3,353               2,143
                                                                                           ------------------- ------------------

Cash and cash equivalents at the end of the quarter                                          $       1,830       $       1,139
                                                                                           =================== ==================


                             ESKIMO PIE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of March 31, 1998 and its results of operations for the three months ended March 31, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1997 Annual
Report.


NOTE B - INVENTORIES Inventories are classified as follows:
------------------------------------------------ -------------------------- ------------------------ -----------------------
As of                                                 March 31, 1998           December 31, 1997         March 31, 1997
------------------------------------------------ -------------------------- ------------------------ -----------------------
(In thousands)
Finished goods                                         $    2,562                  $   2,943               $    4,491
Raw materials and packaging supplies                        3,131                      2,330                    3,059
                                                       ----------                  ---------               ----------
           Total FIFO inventories                           5,693                      5,273                    7,550
LIFO reserves                                                (931)                    (  931)                  (1,051)
                                                       ----------                  ---------               ----------
                                                       $    4,762                  $   4,342               $    6,499
                                                       ==========                  =========               ==========
------------------------------------------------ -------------------------- ------------------------ -----------------------


NOTE C - CONVERTIBLE SUBORDINATED NOTES

The Company's convertible subordinated notes mature in February 1999 if not previously converted to common stock. These notes remain classified with long term debt in accordance with the Company's intention and ability to refinance the notes on a long term basis (through April 2000) under the available $10 million committed line of credit.



NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:
---------------------------------------------------------------------------- ------------------------ ----------------------
For the three months ended March 31,                                                      1998                      1997
---------------------------------------------------------------------------- ------------------------ ----------------------
Net income                                                                           $ 201,000               $   53,000
Reversal of interest expense from convertible subordinated
    notes (after tax)                                                                        -                        -
                                                                                     ---------               ----------
Net income assuming potential dilution                                               $ 201,000               $   53,000
                                                                                     =========               ==========

Weighted average number of common shares outstanding                                 3,458,002                3,450,684
Effect of dilutive securities:
    Stock options                                                                        5,105                    1,783
    Convertible subordinated notes                                                           -                        -
Weighted average number of common shares outstanding assuming
potential dilution                                                                   3,463,107                3,452,467
                                                                                     =========                =========

Basic earnings per share                                                                 $0.06                    $0.02
                                                                                         =====                    =====

Earnings per share - assuming dilution                                                   $0.06                    $0.02
                                                                                         =====                    =====
---------------------------------------------------------------------------- ------------------------ ----------------------

         Options to purchase 202,316 shares in 1998 and 170,339 in 1997 were not considered for their dilutive effect because the exercise price of the options exceeded the average market price for the respective year, and as such, the effect would be anti-dilutive. The effect of the assumed conversion of the convertible subordinated notes was also excluded from the earnings per share calculations as the assumed conversion would also have been anti-dilutive.

                             ESKIMO PIE CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



         Eskimo Pie Corporation markets and manufactures through its own plants and licensed dairies a broad range of frozen novelties, frozen yogurt, ice cream and sorbet products under the Eskimo Pie, RealFruit, Welch's, Weight Watchers, SnackWell's and OREO brand names. The Company also continues to manufacture ingredients and packaging for sale to the dairy industry.

RESULTS OF OPERATIONS

Net Sales and Gross Profit
--------------------------
       First quarter 1998 sales of $16.0 million were consistent with management's expectations although below 1997 results by approximately 11.3%. The decline in revenues reflects the continued weakness of the Snackwell's and RealFruit brands which accounted for approximately half of the decline. Unusually poor weather in the Western United States resulted in a 10% decline in consumer purchases of frozen novelty products in that region, as compared to 1997, according to Information Resources, Inc. The reduced consumption led to lower volume sales of the Company's licensed brands.

       Gross profit, as a percent of sales, decreased to 40.7% for the first quarter of 1998 as compared with 41.4% in 1997. This decline is entirely attributable to the change in product mix which included a lower percentage of licensed brand sales in 1998 than in 1997.

       The regional product introductions and expanded distribution included in the Company's 1998 sales plan is not expected to be fully in place until the retail trade completes their ice cream case resets in the late Spring. As such, the benefits anticipated from 1998 plan initiatives are not expected until the second and third quarters of the year when these products are made available to consumers.

Expenses and Other Income
-------------------------
         Advertising and sales promotion expenses declined by $820,000, as compared with 1997, in response to a change in the Company's promotional spending pattern. The 1998 marketing plan calls for heavier "in-season" promotional support as compared with the 1997 plan which included an emphasis on "pre-season" spending in an attempt to renew interest in the Company's core licensed brands business in response to the general business decline of 1996. Although total 1998 spending is planned to approximate 1997 spending, the spending will begin later and continue through the selling season.

       Selling, general and administrative expenses were reduced by $371,000 (13.3%) from the first quarter of 1997. Savings continue to be realized from management's initiatives to control these costs.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's financial position remains strong. The net cash used in operations is consistent with historical seasonal working capital requirements and its current ratio is consistent with prior years. The Company believes that the annual cash generated from operations and funds available under its credit agreements will provide the Company with sufficient funds and the financial flexibility to support its ongoing business, strategic objectives and debt repayment requirements.

       On May 6, 1998, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable July 2, 1998, to Shareholders of Record on June 12, 1998. While the Company anticipates a regular quarterly dividend, the amount and timing of any future dividends will depend on the general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and other factors deemed relevant by the Board of Directors.

                           PART II, OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

        a.   Exhibits:

             10.1 Eskimo Pie Corporation 1996 Incentive Stock Plan, as amended effective March 6, 1998, filed herewith.

             27.     Financial Data Schedules, filed herewith.

        b.   Reports on Form 8-K:   None

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ESKIMO PIE CORPORATION



Date:      May 14, 1998                By /s/  David B. Kewer
                                          -------------------
                                       David B. Kewer
                                       President and Chief Executive Officer



Date:      May 14, 1998                By /s/  Thomas M. Mishoe, Jr.
                                          --------------------------
                                       Thomas M. Mishoe, Jr.
                                       Chief Financial Officer, Vice President,
                                       Treasurer and Corporate Secretary



Date:      May 14, 1998                By /s/  William T. Berry, Jr.
                                          --------------------------
                                       William T. Berry, Jr.
                                       Assistant Vice President, Controller