Form 10-Q
period 1998-06-30
ESKIMO PIE CORP
filed 1998-08-10
CIK 787520

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                  ------------

    (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998.

            Class                                  Outstanding at July 31, 1998
            -----                                  ----------------------------
Common Stock, $1.00 Par Value                               3,458,597

                             ESKIMO PIE CORPORATION

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

Part I.           Financial Information

      Item 1.     Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income                1
                  Three and Six Months Ended June 30, 1998 and 1997

                  Condensed Consolidated Balance Sheets                      2
                  June 30, 1998; December 31, 1997 and June 30, 1997

                  Condensed Consolidated Statements of Cash Flows            3
                  Six Months Ended June 30, 1998 and 1997

                  Notes to Condensed Consolidated Financial Statements       4

      Item 2.     Management's Discussion and Analysis of Financial          6
                  Condition and Results of Operations

Part II.          Other Information

      Item 4.     Submission of Matters to a Vote of Security Holders        8

      Item 6.     Exhibits and Reports on Form 8-K                           8



                                                      ESKIMO PIE CORPORATION
                                      Condensed Consolidated Statements of Income (Unaudited)
                                                                 Three months ended                     Six months ended
                                                                      June 30,                              June 30,
                                                              1998                1997             1998                1997
----------------------------------------------------- ------------------ ------------------ ------------------- -----------------
                                                                          (In thousands, except share data)

Net sales                                                  $   20,114         $   23,837       $   36,145          $   41,915
Cost of products sold                                          11,052             13,542           20,553              24,131
                                                      ------------------ ------------------ ------------------- -----------------
         Gross profit                                           9,062             10,295           15,592              17,784

Advertising and sales promotion expenses                        5,215              6,005            8,877              10,487
Selling, general and administrative expenses                    2,072              2,654            4,490               5,443
                                                      ------------------ ------------------ ------------------- -----------------
         Operating income                                       1,775              1,636            2,225               1,854

Interest income                                                    41                 53              102                  94
Interest expense and other - net                                  152                180              344                 354
Gain on disposal of fixed assets                                    -                125                -                 125
                                                      ------------------ ------------------ ------------------- -----------------
         Income before income taxes                             1,664              1,634            1,983               1,719

Income tax expense                                                615                621              733                 653
                                                      ------------------ ------------------ ------------------- -----------------

         Net income                                        $    1,049         $    1,013       $    1,250          $    1,066
                                                      ================== ================== =================== =================

Per Share Data:
         Basic:
              Weighted average number of
                  common shares outstanding                 3,458,370          3,457,923        3,458,187           3,454,324
              Net income                                   $     0.30         $     0.29       $     0.36          $     0.31
                                                      ================== ================== =================== =================

         Assuming Dilution:
              Weighted average number of
                  common shares outstanding                 3,637,836          3,626,128        3,629,990           3,622,644
              Net income                                   $     0.30         $     0.29       $     0.36          $     0.31
                                                      ================== ================== =================== =================

         Cash dividends                                    $     0.05         $     0.05       $     0.10          $     0.10
                                                      ================== ================== =================== =================






                                                      ESKIMO PIE CORPORATION
                                         Condensed Consolidated Balance Sheets (Unaudited)

                                                                              June 30,         December 31,        June 30,
As of                                                                           1998               1997              1997
------------------------------------------------------------------------- ------------------ ------------------ ----------------
(In thousands, except share data)

Assets

Current assets:

         Cash and cash equivalents                                           $      2,285       $      3,353       $      2,073
         Receivables                                                               11,011              5,321             11,787
         Inventories                                                                5,895              4,342              5,748
         Prepaid expenses                                                             819              1,617              1,078
                                                                          ------------------ ------------------ ----------------

                  Total current assets                                             20,010             14,633             20,686

Property, plant and equipment - net                                                 7,983              7,892              8,635
Goodwill and other intangibles                                                     17,221             17,588             17,629
Other assets                                                                        1,399              1,467              1,610
                                                                          ------------------ ------------------ ----------------

                  Total assets                                               $     46,613       $     41,580       $     48,560
                                                                          ================== ================== ================

Liabilities and Shareholders' Equity

Current liabilities:
         Accounts payable                                                    $      6,144       $      3,386       $      4,679
         Accrued advertising and promotion                                          3,381              1,389              4,427
         Accrued compensation and related amounts                                     401                530                468
         Other accrued expenses                                                       784                698              1,204
         Current portion of long term debt                                          1,317              1,317              1,202
                                                                          ------------------ ------------------ ----------------

                  Total current liabilities                                        12,027              7,320             11,980

Long term debt                                                                      4,559              5,218              5,876
Convertible subordinated notes                                                      3,800              3,800              3,800
Postretirement benefits and other liabilities                                       3,216              3,161              3,589

Shareholders' equity:
         Preferred stock, $1.00 par value; 1,000,000 shares
               authorized, none issued and outstanding                                  -                  -                  -
         Common stock, $1.00 par value; 10,000,000 shares
               authorized, 3,458,601 issued and outstanding in 1998,
               3,458,002 at December 31, 1997 and 3,458,006 at
               June 30, 1997                                                        3,459              3,458              3,458
         Additional capital                                                         4,376              4,353              4,283
         Retained earnings                                                         15,176             14,270             15,574
                                                                          ------------------ ------------------ ----------------

                  Total shareholders' equity                                       23,011             22,081             23,315
                                                                          ------------------ ------------------ ----------------

                  Total liabilities and shareholders' equity                 $     46,613       $     41,580       $     48,560
                                                                          ================== ================== ================



                                                      ESKIMO PIE CORPORATION
                                    Condensed Consolidated Statements Of Cash Flows (Unaudited)

For the six months ended June 30,                                                                 1998                1997
----------------------------------------------------------------------------------------- ---------------------------------------
(In thousands)

Operating activities

         Net income                                                                          $      1,250         $      1,066
         Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:
                  Depreciation and amortization                                                     1,257                1,291
                  Gain on disposal of fixed assets                                                      -                 (125)
                  Change in deferred income taxes and other assets                                    (56)                 (30)
                  Change in postretirement benefits and other liabilities                              (9)                 155
                  Change in receivables                                                            (5,691)              (7,737)
                  Change in inventories and prepaid expenses                                         (755)               3,029
                  Change in accounts payable and accrued expenses                                   4,708                2,014
                                                                                          -------------------- ------------------

         Net cash provided by (used in) operating activities                                          704                 (337)

Investing activities
         Capital expenditures                                                                        (832)                (656)
         Proceeds from disposal of fixed assets                                                         -                  125
         Other                                                                                         63                   65
                                                                                          -------------------- ------------------

         Net cash used in investing activities                                                       (769)                (466)

Financing activities
         Borrowings                                                                                     -                1,150
         Principal payments on long term debt                                                        (659)                 (71)
         Cash dividends                                                                              (344)                (346)
                                                                                          -------------------- ------------------

         Net cash (used in) provided by financing activities                                       (1,003)                 733
                                                                                          -------------------- ------------------

Change in cash and cash equivalents                                                                (1,068)                 (70)
Cash and cash equivalents at the beginning of the year                                              3,353                2,143
                                                                                          -------------------- ------------------

Cash and cash equivalents at the end of the quarter                                          $      2,285         $      2,073
                                                                                          ==================== ==================


                             ESKIMO PIE CORPORATION

              Notes to Condensed Consolidated Financial Statements

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of June 30, 1998 and its results of operations for the three and six months ended June 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1997 Annual
Report.

NOTE B - INVENTORIES Inventories are classified as follows:
--------------------------------------------------------------------------------------------
                                         June 30, 1998    December 31, 1997   June 30, 1997
--------------------------------------------------------------------------------------------
(In thousands)

Finished goods                           $    3,783           $   2,943         $    3,818
Raw materials and packaging supplies          3,043               2,330              2,981
                                         ----------          ----------        -----------
           Total FIFO inventories             6,826               5,273              6,799
LIFO reserves                                  (931)              ( 931)            (1,051)
                                         ----------          ----------       ------------
                                         $    5,895           $   4,342         $    5,748
                                         ==========           =========         ==========
--------------------------------------------------------------------------------------------

NOTE C - CONVERTIBLE SUBORDINATED NOTES

The Company's convertible subordinated notes mature in February 1999 if not previously converted to common stock. These notes remain classified with long term debt in accordance with the Company's intention and ability to refinance the notes on a long term basis (through April 2000) under the available $10 million committed line of credit.



NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:
------------------------------------------------------ ------------------------------------ ---------------------------------------
                                                             Three months ended June 30,            Six months ended June 30,
                                                                 1998           1997                  1998              1997
------------------------------------------------------ ------------------- ---------------- ------------------ --------------------

Net income                                                   $ 1,049,000    $  1,013,000         $  1,250,000       $  1,066,000
Reversal of interest expense from convertible
    subordinated notes (after tax)                                27,000          27,000               53,000             53,000
                                                             -----------    ------------         ------------       ------------
Net income assuming potential dilution                       $ 1,076,000    $  1,040,000         $  1,303,000       $  1,119,000
                                                             ===========    ============         ============       ============

Weighted average number of common
    shares outstanding                                         3,458,370       3,457,923            3,458,187          3,454,324
Effect of dilutive securities:
    Stock options                                                 16,899           5,638                9,236              5,753
    Convertible subordinated notes                               162,567         162,567              162,567            162,567
                                                           -------------   --------------       -------------     --------------
Weighted average number of common shares
    outstanding assuming potential dilution                    3,637,836       3,626,128            3,629,990          3,622,644
                                                            ============   =============         ============      =============

Basic earnings per share                                           $0.30           $0.29                $0.36              $0.31
                                                                   =====           =====                =====              =====

Earnings per share - assuming dilution                             $0.30           $0.29                $0.36              $0.31
                                                                   =====           =====                =====              =====

------------------------------------------------------ ------------------- ---------------- ------------------ --------------------

         Certain stock options were excluded from consideration for their dilutive effect because the exercise price of the options exceeded the average market price for the respective periods, and as such, the effect would be anti-dilutive.

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

RESULTS OF OPERATIONS

       Net income for the quarter ended June 30, 1998 increased 3.6% to $1,049,000 ($0.30 per share) as compared with $1,013,000 ($0.29 per share) for the same period in 1997. For the six months ended June 30, net income increased 17.3% to $1,250,000 in 1998 as compared with $1,066,000 in 1997. Included in
1997 results are gains of $125,000 resulting from the sale of fixed assets. Exclusive of these gains, net income increased 12.2% and 26.5% for the quarter and six months, respectively.

Net Sales and Gross Profit

         Sales of components and ingredients for the Company's licensed brands decreased during both the quarter and six month period ended June 30, 1998 in spite of expanded distribution of Eskimo Pie branded products in the populous Northeast markets, the successful introduction of OREO brand novelties in the West and Southwest markets and the initiation of the single serve impulse program. The incremental sales resulting from these initiatives only partially offset the continued decline of the Company's SnackWell's and RealFruit brands (which together fell by approximately $2.5 million during the first half of 1998) and, according to Information Resources, Inc., an overall industry decline in consumer purchases of branded frozen novelties which, management believes, resulted from cooler weather during the first half of the year and increased consumer purchases of less expensive private label products. Sales were also weaker in the first half of 1998 than in 1997 due to differences in the timing of consumer and trade promotions. The 1998 promotional calendar is not as front loaded as that in 1997 and as such, promotional spending and the resulting sales should be more evenly spread throughout the year.

         Sales within the Company's Flavors and Foodservice divisions also decreased during the quarter ($566,000) and six month period ($932,000) ended June 30, 1998 as compared with 1997 results. The Flavors decrease relates primarily to the loss of two customers following the closure of the Los Angeles production facility as part of the 1997 Flavors consolidation. Production efficiencies and enhanced divisional focus resulting from the consolidation is beginning to enhance our pricing competitiveness and customer service which may lead to increased sales going forward. The Foodservice decrease relates primarily to the loss of one large volume, low margin customer which was lost in late 1997 from a pricing decision. New business has recently been obtained which should offset the lost volume beginning in the fourth quarter of 1998.

         Gross profit, as a percent of sales, increased during both the quarter and six month periods as a result of an improved product mix, the impact of the third quarter 1997 Flavors consolidation and the benefit of 1997's initiatives to obtain more favorable pricing on key materials and ingredients.

Expenses and Other Income

         Advertising and sales promotion expenses decreased during both the quarter and six month period ended June 30, 1998, as compared with 1997, primarily as a result of a change in the Company's promotional spending pattern. As discussed above, the Company's 1998 marketing plan calls for heavier "in-season" promotional support as compared with the 1997 plan which included an emphasis on "pre-season" spending. Promotional spending also decreased in tandem with the decreased sales as a large percentage of promotional spending is volume based and as sales decline, spending against promotional commitments fall as well.

         Selling, general and administrative expenses continue to trend at levels below prior year results as a result of management's initiatives to control these costs throughout the Company. Interest income and expense, as well as the effective income tax rate, remain consistent with the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial position remains strong. During 1998, the Company has made approximately $832,000 of capital investments (primarily related to computer technology and New Berlin plant improvements) and $659,000 in scheduled debt payments. The Company believes that the annual cash generated from operations and funds available under its credit agreements will provide the Company with sufficient funds and the financial flexibility to support its ongoing business, strategic objectives and debt repayment requirements.

FORWARD LOOKING STATEMENTS

         The information included in this Annual Report regarding the Company's future plans and performance contains forward looking statements within the meaning of federal securities laws. These statements are based upon management's current expectations and beliefs about future events and their effect upon Eskimo Pie Corporation. There can be no assurance that future developments affecting the Company will mirror those currently anticipated by management. These forward looking statements involve risks and uncertainties, including but not limited to, the level of consumer interest in the Company's products, product costing, the weather, the performance of the new management team, the Company's relationships with its licensors and licensees, the highly competitive frozen dessert market as well as government regulation. Actual results may vary materially from those included in the forward looking statements. The Company's Annual Report on Form 10-K for the year ended December 31, 1997 contains additional discussion of the risk factors affecting the Company's business.

                           PART II, OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) At the Company's Annual Meeting held on May 6, 1998, 2,712,028 of the Company's 3,458,002 shares were present in person or by proxy and entitled to vote, which constituted a quorum.

         (b) At the Annual Meeting, the following nominees were elected to serve until the 1999 Annual Meeting having received the following vote:

                                                          FOR       ABSTAIN
                                                          ---       -------

                      Arnold H. Dreyfuss               2,446,444    265,584
                      Wilson H. Flohr, Jr.             2,536,562    175,466
                      F. Claiborne Johnston, Jr.       2,536,562    175,466
                      David B. Kewer                   2,704,677      7,351
                      Daniel J. Ludeman                2,600,560    111,468
                      Judith B. McBee                  2,600,560    111,468
                      Robert C. Sledd                  2,704,862      7,166

         (c) At the Annual Meeting, designation of Ernst & Young LLP as auditors for the Company was ratified having received the following vote:


                         FOR                          2,605,811
                         AGAINST                          7,996
                         ABSTAIN                         98,222


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  27.    Financial Data Schedules, filed herewith.

         (b)      Reports on Form 8-K:

                  None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESKIMO PIE CORPORATION

Date:  August 10, 1998                    By /s/  David B. Kewer
                                             --------------------------
                                                  David B. Kewer
                                                  President and Chief Executive
                                                  Officer

Date:  August 10, 1998                    By /s/  Thomas M. Mishoe, Jr.
                                             ---------------------------
                                                  Thomas M. Mishoe, Jr.
                                                  Chief Financial Officer,
                                                  Vice President,
                                                  Treasurer and Corporate
                                                  Secretary



Date:  August 10, 1998                    By /s/  William T. Berry, Jr.
                                             ------------------------------
                                                  William T. Berry, Jr.
                                                  Assistant Vice President,
                                                  Controller