Form 10-Q
period 1998-09-30
ESKIMO PIE CORP
filed 1998-11-12
CIK 787520

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                  ------------
   (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

             Class                              Outstanding at October 31, 1998
             -----                              -------------------------------
 Common Stock, $1.00 Par Value                             3,458,597

                                              ESKIMO PIE CORPORATION
                                                       Index

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
Part I.           Financial Information

      Item 1.     Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income
                  Three and Nine Months Ended September 30, 1998 and 1997                                     1

                  Condensed Consolidated Balance Sheets
                  September 30, 1998; December 31, 1997 and September 30, 1997                                2

                  Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and 1997                                               3

                  Notes to Condensed Consolidated Financial Statements                                        4

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                   6

Part II.          Other Information

      Item 6.     Exhibits and Reports on Form 8-K                                                            10




                                                      ESKIMO PIE CORPORATION
                                     Condensed Consolidated Statements of Income (Unaudited)


                                                              Three months ended                    Nine months ended
                                                                September 30,                         September 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                           1998               1997                1998               1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                       (In thousands, except per share data)

Net sales                                                 $   15,179         $   13,124       $   51,324          $   55,038
Cost of products sold                                          9,025              7,964           29,578              32,095
                                                     ---------------------------------------------------------------------------

         Gross profit                                          6,154              5,160           21,746              22,943

Advertising and sales promotion expenses                       4,106              3,445           12,983              13,927
Selling, general and administrative expenses                   1,803              1,864            6,293               7,311
Income from restructuring activities                               -                488                -                 488
                                                     ---------------------------------------------------------------------------
         Operating income                                        245                339            2,470               2,193

Interest income                                                   26                 48              128                 142
Interest expense and other - net                                 167                179              511                 533
Gain on disposal of fixed assets                                   -                 57                -                 182
                                                     ---------------------------------------------------------------------------
         Income before income taxes                              104                265            2,087               1,984

Income tax expense                                                39                101              772                 755
                                                     ---------------------------------------------------------------------------

         Net income                                       $       65         $      164       $    1,315          $    1,229
                                                     ===========================================================================

Per common share
         Basic and diluted:
              Weighted average number of
                  common shares outstanding                3,458,598          3,458,006        3,458,326           3,455,565
              Net income                                  $     0.02         $     0.05       $     0.38          $     0.36
                                                     ===========================================================================


         Cash dividends                                   $     0.05         $     0.05       $     0.15          $     0.15
                                                     ===========================================================================



                                                      ESKIMO PIE CORPORATION
                                        Condensed Consolidated Balance Sheets (Unaudited)


                                                                               Sept. 30,        December 31,        Sept. 30,
As of                                                                            1998               1997              1997
---------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)

Assets

Current assets:
         Cash and cash equivalents                                            $      1,302       $      3,353       $      3,400
         Receivables                                                                 6,470              5,321              6,305
         Inventories                                                                 6,830              4,342              5,998
         Prepaid expenses                                                              717              1,617                944
                                                                           ------------------------------------------------------

                  Total current assets                                              15,319             14,633             16,647

         Property, plant and equipment - net                                         7,862              7,892              7,731
         Goodwill and other intangibles                                             17,796             17,588             17,828
         Other assets                                                                1,340              1,467              1,394
                                                                           ------------------------------------------------------

                  Total assets                                                $     42,317       $     41,580       $     43,600
                                                                           ======================================================

Liabilities and Shareholders' Equity

Current liabilities:
         Accounts payable                                                     $      3,726       $      3,386       $      2,981
         Accrued advertising and promotion                                           2,059              1,389              1,852
         Accrued compensation and related amounts                                      170                530                617
         Other accrued expenses                                                        824                698                737
         Current portion of long term debt                                           1,317              1,317              1,317
                                                                           ------------------ ------------------ ----------------

                  Total current liabilities                                          8,096              7,320              7,504

Long term debt                                                                       4,230              5,218              5,547
Convertible subordinated notes                                                       3,800              3,800              3,800
Postretirement benefits and other liabilities                                        3,281              3,161              3,444

Shareholders' equity:
         Preferred stock, $1.00 par value; 1,000,000 shares
             authorized, none issued and outstanding                                     -                  -                  -
         Common stock, $1.00 par value; 10,000,000 shares
             authorized,  3,458,597 issued and outstanding in
             1998, 3,458,002 at December 31, 1997 and 3,458,006
             at September 30, 1997                                                   3,458              3,458              3,458
         Additional capital                                                          4,385              4,353              4,283
         Retained earnings                                                          15,067             14,270             15,564
                                                                           ------------------ ------------------ ----------------

                  Total shareholders' equity                                        22,910             22,081             23,305
                                                                           ------------------ ------------------ ----------------

                  Total liabilities and shareholders' equity                  $     42,317       $     41,580       $     43,600
                                                                           ================== ================== ================






                             ESKIMO PIE CORPORATION
           Condensed Consolidated Statements of Cash Flows (Unaudited)



Nine months ended September 30,                                                               1998                 1997
--------------------------------------------------------------------------------------------------------------------------------
(in thousands)

Operating activities
         Net income                                                                       $      1,315         $      1,229
         Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:
                  Depreciation and amortization                                                  1,896                1,884
                  Gain on disposal of fixed assets                                                   -               (1,181)
                  Change in deferred income taxes and other assets                                 (40)                 (43)
                  Change in postretirement benefits and other liabilities                           80                  (37)
                  Change in receivables                                                         (1,149)              (2,255)
                  Change in inventories and prepaid expenses                                    (1,588)               2,924
                  Change in accounts payable and accrued expenses                                  777               (2,578)
                                                                                       -----------------------------------------

         Net cash provided by (used in) operating activities                                     1,291                  (57)

Investing activities
         Acquisition of intangible assets                                                         (944)                (573)
         Capital expenditures                                                                   (1,092)                (907)
         Proceeds from disposal of fixed assets                                                      -                1,992
         Other                                                                                     199                  457
                                                                                       -----------------------------------------

         Net cash (used in) provided by investing activities                                    (1,837)                 969

Financing activities
         Cash dividends                                                                           (517)                (519)
         Borrowings                                                                                  -                1,150
         Principal payments on long term debt                                                     (988)                (286)
                                                                                       -----------------------------------------

         Net cash (used in) provided by financing activities                                    (1,505)                 345
                                                                                       -----------------------------------------

Change in cash and cash equivalents                                                             (2,051)               1,257
Cash and cash equivalents at the beginning of the year                                           3,353                2,143
                                                                                       -----------------------------------------

Cash and cash equivalents at the end of the quarter                                       $      1,302         $      3,400
                                                                                       =========================================

                             ESKIMO PIE CORPORATION
              Notes to Condensed Consolidated Financial Statements


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation: In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of September 30, 1998 and its results of operations for the three and nine months ended September 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1997 Annual Report.

         Accounting Changes: In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for both interim and annual reporting beginning with the Company's December 31, 1998 annual financial statements. Statement No. 131 redefines how operating segments are determined and requires disclosure of certain descriptive and financial information about a company's operating segments. In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is also effective beginning with the Company's December 31, 1998 financial statements. Statement No. 132 changes the disclosure requirements relating to pension and other postretirement benefit obligations. The adoption of Statements No. 131 and 132 will not affect the Company's financial position, results of operations or cash flows as the impact of the Statements is limited to the form and content of financial statement disclosure.

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company beginning January 1, 2000. Statement No. 133 requires "fair value" reporting of derivative instruments with changes in fair values to be recorded in earnings unless specific hedge criteria are met. Given that the Company's only derivative financial instrument, an interest rate swap as described in Note E to the Company's 1997 Financial Statements, expires in December 1998, the Company does not anticipate any impact from this Statement.

         In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires the capitalization of certain software development costs when purchasing and developing computer software for internal use. The Company has followed the guidance of SOP 98-1 (and the related exposure drafts prior to the final issuance of SOP 98-1) to account for the costs associated with the implementation of its new management information system.

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires start-up activities and organization costs to be expensed as incurred. Management does not expect the adoption of SOP 98-5, which is effective for the Company beginning January 1, 1999, to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

         Reclassifications:   Certain   amounts  in  the  prior  year  financial
statements have been reclassified to conform with current presentation.



NOTE B - INVENTORIES Inventories are classified as follows:
----------------------------------------------------------------------------------------------------------------------------
                                                    September 30, 1998         December 31, 1997       September 30, 1997
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
Finished goods                                          $   4,762                  $   2,943               $    3,984
Raw materials and packaging supplies                        2,999                      2,330                    3,065
                                                       ----------                 ----------              -----------
           Total FIFO inventories                           7,761                      5,273                    7,049
LIFO reserves                                                (931)                      (931)                  (1,051)
                                                      ------------               ------------             ------------
                                                        $   6,830                  $   4,342               $    5,998
                                                        =========                  =========               ==========
----------------------------------------------------------------------------------------------------------------------------


NOTE C - CONVERTIBLE SUBORDINATED NOTES

         The Company's convertible subordinated notes mature in February 1999 if not previously converted to common stock. These notes remain classified with long term debt in accordance with the Company's intention and ability to refinance the notes on a long term basis (through April 2000) under the available $10 million committed line of credit


NOTE D - EARNINGS PER SHARE

         All stock options granted to date and the effect of the assumed conversion of the convertible subordinated notes were excluded from the earnings per share calculations as the assumed conversions to common stock would be anti-dilutive.

                             ESKIMO PIE CORPORATION
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


         Eskimo Pie Corporation markets a broad range of frozen novelties, ice cream and sorbet products under the Eskimo Pie, RealFruit, Welch's, Weight
Watchers, SnackWell's and OREO brand names. These nationally branded products are generally manufactured by a select group of licensed dairies who purchase the necessary flavors, ingredients and packaging directly from the Company. Eskimo Pie Corporation also manufactures soft serve yogurt and premium ice cream products for sale to the Foodservice industry. The Company also sells a full line of quality flavors and ingredients for use in private label dairy products in addition to the national brands it licenses.

RESULTS OF OPERATIONS

         Net income for the quarter ended September 30, 1998 was $65,000 or $0.02 per share as compared with $164,000 or $0.05 per share for the comparable period in 1997. For the nine month period ending September 30, 1998, net income was $1,315,000 or $0.38 per share as compared with $1,229,000 or $0.36 per share in 1997. As discussed below, the third quarter 1997 results include net gains from restructuring activities, relating primarily to the sale of the Los Angeles Flavors Plant, and the disposal of other fixed assets which total $545,000 or $0.10 per share after related tax effects. In addition, the second quarter 1997 results include a gain of $125,000 resulting from the disposal of other fixed assets which, when combined with the third quarter gains, amounted to $670,000 or $0.12 per share after related tax effects for the nine month period ending September 30, 1997. Exclusive of these gains, profitability improved during both the quarter and nine month periods ending September 30, 1998 when compared with the comparable periods in 1997.

         It is not the Company's intent to imply that alternate measures of performance are more meaningful than net income as determined in accordance with generally accepted accounting principles. However, management believes that investors should consider the above information concerning the effects of 1997 activities to gauge the impact of those activities on on-going operations. Additional information is provided below.

Net Sales and Gross Profit

         For the third quarter of 1998, total Company sales increased 15.7% as compared with the third quarter of 1997. Much of the sales growth came from the National Brands Division which grew by 22.5%. Increases in Eskimo Pie and Welch's brand product sales were exceptionally strong and are largely attributable to the change in the timing of promotional spending. As previously reported, the 1998 promotional calendar was not as front loaded as in 1997 and as such, promotional spending and the resulting sales were more evenly spread throughout the year. National brands sales increases also reflect the expanded distribution of Eskimo Pie into the Northeast markets, the successful introduction of OREO brand ice cream novelties and the Company's entry into the single serve impulse market. Sales from the Foodservice and Flavors Divisions also increased for the quarter (9.7% and 6.0%, respectively) reflecting the results of focused emphasis in these businesses by dedicated personnel assigned to the respective divisions as part of the corporate restructuring completed in late 1997.

         The third quarter increases were not, however, large enough to fully mitigate the revenue declines from the first half of 1998. During the first half of the year, sales of the Company's nationally branded products were significantly affected by unseasonably cool and wet weather in some of the Company's strongest markets as well as by consumer movement to less expensive private label products. In addition, sales of the Company's SnackWell's and RealFruit brands continue to decline. The Company is in the process of testing new products and expanding distribution of successful 1998 tests to offset the expected SnackWell's and RealFruit declines. Several opportunities exist within the Foodservice industry which the Company believes it can develop to offset the negative sales trend resulting from declining soft serve yogurt consumption.

         Gross profit, as a percent of sales, increased during both the quarter and nine month periods as a result of an improved product mix (which includes a higher percentage of Eskimo Pie and other National Brands products), the impact of the third quarter 1997 Flavors consolidation and the full year benefit of 1997's initiatives to obtain more favorable pricing on key materials and ingredients.

         Significant market attention has been focused on recent increases in butterfat prices which have increased by approximately 150% from the levels of a year ago. As a licensing company, Eskimo Pie Corporation is not directly impacted by the increased cost of this commodity. However, some of the Company's licensees have increased the price of the Company's licensed ice cream and novelty products as a result of their butterfat cost increases which may ultimately affect consumer demand and the Company's sale of related components and packaging. The Company is also affected by butterfat pricing in connection with premium soft serve ice cream products sold to the Foodservice industry. Butterfat purchases within these operations traditionally account for less than 1% of consolidated cost of goods sold.

Expenses and Other Income

         As compared with the prior year, advertising and promotion expense increased during the third quarter due to the previously discussed change in timing of the promotional programs. The 1997 promotional plan included heavy "pre-season" spending whereas 1998 spending is more evenly spread throughout the year. Promotional spending has been reduced on a year to date basis in response to the decline in sales. A large portion of the Company's promotional spending is volume based trade support and as sales decline, spending against promotional commitments declines as well.

         During the third quarter of 1997, the Company consolidated its flavors production in New Berlin, Wisconsin. In connection with the consolidation, the Company discontinued flavors operations in Los Angeles, California, terminated the employment of the plant's 14 employees and sold the plant facility. Included in income from restructuring activities is a $1,000,000 gain from the sale of the plant assets offset primarily by approximately $300,000 of employee severances. In addition, $200,000 of severances and other non-recurring costs associated with 1997 restructuring activities were also offset against the income recognized from the flavors consolidation. As of September 30, 1998 all severance costs have been paid to former employees with the exception of approximately $35,000 which will be paid by December 31, 1998.

         The 1997 gain on disposal of fixed assets relates primarily to equipment which was written off in the third quarter of 1996 when no alternate use appeared available. The equipment was being leased to one of the Company's licensees who had asked to have the equipment removed. The 1997 gain equals the proceeds received from the sale of the equipment which had no book value at the beginning of 1997.

         Selling, general and administrative expenses continue to trend at the levels achieved in late 1997 as a result of management's cost control initiatives and restructuring activities. Interest income and expense, as well as the effective income tax rate, remain consistent with the prior year.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

         During the third quarter, the Company extended its licensing agreement with Welch Foods, Inc. (Welch's). Under the agreement, the Company will continue to provide sales, marketing, product development and production support for the Welch's Fruit Juice Bars which the Company has managed since 1980. The extended licensing agreement continues through the year 2008 and provides for enhanced opportunities for new product development under the Welch's trademark. The Company paid Welch's approximately $800,000 in August 1998 as partial payment against a total $1,500,000 of license fees payable over the term of the license. Although management expects the license to remain in effect through the term of the agreement, there are no guaranteed or required payments under the license and certain termination clauses exist which would preclude payment of the balance of the license fees.

         The Company's financial position remains strong. In addition to the investment in the Welch's license discussed above, the Company has also made approximately $1,092,000 in capital investments (primarily related to computer technology and New Berlin plant improvements) and $988,000 in scheduled debt payments during 1998. The Company believes that the annual cash generated from operations and funds available under its credit agreements will provide the Company with sufficient funds and the financial flexibility to support its ongoing business, strategic objectives and debt repayment requirements.

         On October 23, 1998, the Company's Board of Directors declared a quarterly cash dividend of $.05 per share, payable on January 2, 1999, to shareholders of record on December 16, 1998. While the Company anticipates that it will have a regular quarterly dividend, the amount and timing of any future dividends will depend on the general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and other factors deemed relevant by the Board of Directors.

IMPACT OF YEAR 2000

         Recently, considerable attention has been given to the Year 2000 (Y2K) Problem which stems from the inability of certain computerized applications and devices (hardware, software and equipment) to process dates after December 31, 1999. The Company's efforts to address the Y2K Problem consists of three main components; the implementation of a new management information system, review of other internal systems and equipment, and inquiries of external trading partners (key licensees, customers, suppliers, service providers).

         The Company is in the process of implementing a new management information system that will, among other benefits which extend well beyond Y2K Problems, address the Company's Y2K Problems relating to financial and operational management information. The new information system is installed and implementation is complete in over half of the Company's operations. The remaining operations are expected to be implemented by mid-1999. Project expenditures relating to the new management information system approximate $1,200,000 through September 30, 1998 and the Company expects to incur an additional $250,000 to complete the project. The costs of the new management information system have been capitalized under the provisions of the AICPA's Statement of Position 98-1 and will be amortized to expense over the expected useful life.

         The Company is also in the process of reviewing other internal systems and equipment to assess their exposure to the Y2K Problem. Most of the Company's plant and office equipment is mechanical in nature and therefore, may not be subject to the Y2K Problem. The Company has begun its review of operations and will develop remedies and contingency plans to address problems if and when they are identified. The Company expects to complete its review of other internal systems and equipment during the second quarter of 1999. At this time, management does not believe that the costs to remedy Y2K Problems associated with other internal systems and equipment will be material, however, no guarantee can be made that problems will not be identified that require material costs to remedy.

         Finally, the Company expects to begin inquiries with its external trading partners by December 31, 1998. Such inquiries will result in the collection and appraisal of voluntary statements made by external parties with limited opportunity for independent factual verification. Although the Company will undertake reasonable efforts to determine the readiness of its trading partners, no assurance can be given to the validity or reliability of information obtained. Prior to June 30, 1999, the Company expects to develop initial contingency plans to address the potential failure of its key trading partners to be Y2K compliant. Management believes, based on past experience, that it could locate suitable replacements if any partners were lost due to Y2K Problems. However, the Company can not reliably predict the readiness of all of its partners (as well as the readiness of their respective external trading partners) and as such, the Company could be affected by the disruption of other business interests outside of the Company's control.

         The Company believes its approach to the Y2K Problem is adequate to maintain the continuation of its business operations with limited financial or operational impact. However, the Y2K Problem has many aspects and potential consequences, some of which may not be reasonably anticipated, and there can be no assurance that unforeseen consequences will not arise.

FORWARD LOOKING STATEMENTS

         Statements contained in this Report on Form 10-Q regarding the Company's future plans and expected performance are forward looking statements within the meaning of federal securities laws and are based upon management's current expectations and beliefs about future events and their effect upon Eskimo Pie Corporation. There can be no assurance that future developments will mirror those currently anticipated by management. These forward looking statements involve risks and uncertainties including but not limited to, the level of consumer interests in the Company's products, product costing, the weather, performance of the Company's management team, the Company's relationships with its licensees and licensors, the highly competitive nature of the frozen dessert market, as well as government regulation and the Y2K Problem. The risks and uncertainties are further discussed in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1997. Actual results may vary materially from those included herein and the Company assumes no responsibility for updating these statements.

                           PART II, OTHER INFORMATION



Item 6.  Exhibits and Report on Form 8-K

         (a) Exhibits:

                  10.1 Master License Agreement between the Company and Welch Foods, Inc. dated as of August 1, 1998, filed herewith.

                  27.      Financial Data Schedules, filed herewith.


         (b) Reports on Form 8-K:

                  None


SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ESKIMO PIE CORPORATION



Date:  November 12, 1998                By /s/  David B. Kewer
                                           ------------------------------
                                        David B. Kewer
                                        President and Chief Executive Officer



Date:  November 12, 1998                By /s/  Thomas M. Mishoe, Jr.
                                           ------------------------------
                                        Thomas M. Mishoe, Jr.
                                        Chief Financial Officer, Vice President,
                                        Treasurer and Corporate Secretary



Date:  November 12, 1998                By /s/  William T. Berry, Jr.
                                           ------------------------------
                                        William T. Berry, Jr.
                                        Assistant Vice President, Controller