Form 10-K405
period 1998-12-31
ESKIMO PIE CORP
filed 1999-03-26
CIK 787520

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                  ------------
(MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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


     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THERE WERE 3,458,597 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON MARCH 19, 1999. THE AGGREGATE MARKET VALUE HELD BY NON-AFFILIATES ON MARCH 19, 1999 WAS APPROXIMATELY $37 MILLION.

                       DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN INFORMATION IN THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING TO BE HELD ON MAY 12, 1999 IS INCORPORATED BY REFERENCE INTO PART III HEREIN.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX

                                     PART I
                                                                           PAGE

Item 1.  Business............................................................1

Item 2.  Properties..........................................................6

Item 3.  Legal Proceedings...................................................6

Item 4.  Submission of Matters to a Vote of Security Holders ................6

         Executive Officers of the Registrant................................7


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Shareholder Matters.................................................8

Item 6.  Selected Financial Data.............................................9

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................10

Item 7A. Quantitative and Qualitative Disclosures about Market Risk ........16

Item 8.  Financial Statements and Supplementary Data .......................17

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.............................32


                                    PART III

Item 10  Directors and Executive Officers of the Registrant ................32

Item 11. Executive Compensation.............................................32

Item 12. Security Ownership of Certain Beneficial Owners
         and Management.....................................................32

Item 13. Certain Relationships and Related Transactions ....................32


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K................................................33

--------------------------------
        Trademarks and service marks of the Company are italicized where they appear herein. NutraSweet(R) is the registered trademark of Monsanto Company, Chicago, Illinois. Welch's(R) is the registered trademark of Welch Foods Inc., a Cooperative ("Welch's"), Concord, Massachusetts. Nabisco(R), OREO(R), SnackWell's(R), Chips Ahoy!(R), Newtons(R), Teddy Grahams(R), and Nilla(R) are the registered trademarks of Nabisco Brands Company ("Nabisco"), Chicago, Illinois. Weight Watchers(R) and Smart Ones(R) are the registered trademarks of Weight Watchers International, Inc. ("Weight Watchers"), Jericho, New York. Southern Comfort(R) is the registered trademark of Brown-Forman Corporation, Louisville, Kentucky. All Rights Reserved.

        Market share and product distribution data were obtained from Information Resources, Inc. ("IRI") a nationally recognized market research firm based in Chicago, Illinois, which provides the Company with scanner-based product movement data from U.S. grocery stores with annual all-commodity-volume of at least $1 million.


FORWARD LOOKING STATEMENTS:
        STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K REGARDING THE COMPANY'S FUTURE PLANS AND PERFORMANCE ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE STATEMENTS ARE BASED UPON MANAGEMENT'S CURRENT EXPECTATIONS AND BELIEFS ABOUT FUTURE EVENTS AND THEIR EFFECT UPON THE COMPANY. THERE CAN BE NO ASSURANCE THAT FUTURE DEVELOPMENTS AFFECTING THE COMPANY WILL MIRROR THOSE CURRENTLY ANTICIPATED BY MANAGEMENT. ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE INCLUDED IN THE FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, THE HIGHLY COMPETITIVE NATURE OF THE FROZEN DESSERT MARKET AND THE LEVEL OF CONSUMER INTEREST IN THE COMPANY'S PRODUCTS, PRODUCT COSTING, THE WEATHER, THE PERFORMANCE OF MANAGEMENT, THE COMPANY'S RELATIONSHIPS WITH ITS LICENSEES AND LICENSORS, THE IMPACT OF YEAR 2000 MATTERS AND GOVERNMENT REGULATION. FOR A MORE COMPLETE DISCUSSION OF THESE RISKS AND UNCERTAINTIES, SEE "OTHER FACTORS AFFECTING THE BUSINESS OF THE COMPANY" BEGINNING ON PAGE 3 HEREOF. THE COMPANY ASSUMES NO DUTY TO UPDATE ANY FORWARD LOOKING STATEMENTS.

                                     PART I

                                ITEM 1. BUSINESS

INTRODUCTION

      Eskimo Pie Corporation (the Company) created the frozen novelty industry in 1921 with the invention of the ESKIMO PIE ice cream bar. Today, the Company markets a broad range of frozen novelties, ice cream and sorbet products under the ESKIMO PIE, REALFRUIT, Welch's, Weight Watchers Smart Ones, SnackWell's and OREO brand names. These nationally branded products are generally manufactured by a select group of licensed dairies who purchase the necessary flavors, ingredients and packaging directly from the Company. The Company also sells a full line of quality flavors and ingredients for use in dairy and frozen dessert products outside of those used in its nationally licensed brands business and manufactures soft serve yogurt and premium ice cream products for sale to the foodservice industry.

      The Company's strengths include national brand recognition, quality products and the management of complex sales and distribution networks. The Company's growth has come primarily as a result of the development and introduction of ESKIMO PIE brand frozen dessert products, the sublicensing of frozen dessert products under other well-known national brands and the use of a select group of quality-oriented licensee manufacturers who provide a cost effective means to manufacture and distribute the Company's products.

      The Company is a Virginia corporation with executive offices at 901 Moorefield Park Drive, Richmond, Virginia 23236.


LICENSING STRATEGY

      The Company has granted licenses to eight dairies who purchase packaging and ingredients from the Company for use in the manufacture and distribution of the ESKIMO PIE and other branded novelties and ice cream products. Licensees are selected based upon their reputation for product quality and manufacturing and distribution capabilities. The licensees produce, store and distribute products in accordance with specific quality control standards which ensure uniform formulations, taste and appearance across all licensee territories. The Company regularly inspects the licensee's production and storage facilities and monitors finished products for adherence to the Company's quality standards.

      Each licensee operates within geographic territorial boundaries under agreements which generally include three year terms subject to termination by the Company for quality control violations, failure to meet minimum volume requirements or material changes in the Company's ownership or the licensee's business. These agreements provide for six to twelve month transition periods in the event of termination. Beginning in 1999, licensees are required to contribute to trade promotion spending and make separate quarterly payments to the Company for licensing fees which are expected to aggregate to $840,000 annually, through 2001.

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

      As a result of its licensing strategy, the eight licensee dairies account for approximately 67% of the Company's net sales. The licensing strategy allows the Company to select a strong customer base which it actively monitors to minimize the impact of an unforeseen loss of any of its licensee customers. The loss of one or more licensees could cause some disruption in the Company's operations, although, based upon prior experience with replacing licensees, management believes it could find a suitable replacement within a short period of time and, as a result, such customer loss would not have a significant impact on the Company's operations, liquidity or capital resources.

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

      The Company has 20 sales personnel including a national sales manager in each operating division and engages broker representatives in each major U.S. market. Distribution of the Company's finished consumer products is handled by the licensees and distributors in their respective territories.

SUBLICENSING EFFORTS

        The Company leverages its licensee relationships and marketing presence by securing the limited rights for nationally recognized brand names such as Welch's, Weight Watchers Smart Ones, SnackWell's and OREO. These rights allow the Company to manage the product development, manufacture, distribution and marketing of branded frozen novelties and ice cream products in exchange for royalty payments to the owners of the brand names.

        Welch's. Since 1980, the Company has managed the manufacture and marketing of Welch's brand frozen fruit juice bars under an exclusive agreement with Welch Foods Inc. (Welch's). Under the Company's management, the four varieties of Welch's frozen juice bars have become the leading products in the "All Family" fruit and juice bar category according to IRI. The Company is introducing two new products in 1999, in selected test markets, which are targeted to attract the attention of a more youthful audience.

        Weight Watchers. In January 1995, the Company entered into an agreement with Weight Watchers Food Company whereby it assumed the management of an existing line of frozen novelty products. During 1998, the Company transitioned the Weight Watchers brand to the Smart Ones trademark consistent with an overall brand repositioning led by Weight Watchers International, Inc. The Smart Ones repositioning has resulted in improved sales during 1998. There are currently six Weight Watchers Smart Ones products being distributed to retail groceries including the new Mocha Java bar which was introduced in the fourth quarter of 1998 in response to improved consumer acceptance of the Smart Ones brand.

        Nabisco Brands. In December 1994, the Company entered into an agreement with Nabisco Brands Company under which it has developed and commenced to market frozen novelties and ice cream under the SnackWell's and OREO brand names. The Company currently manages six SnackWell's and three OREO novelty products which are currently distributed to both the retail grocery and single serve convenience markets. In addition to SnackWell's and OREO, the Company also has access to other Nabisco owned brands including Chips Ahoy!, Newtons and Teddy Grahams.
        Master License Agreements between the Company and each respective licensor set forth the Company's rights and obligations in connection with the respective sub-licensed businesses. Although the specific terms vary, each of the Master License Agreements provides for royalty payments or license fees

(although the basis and rate are different under each agreement), the length of the agreement (5 to 20 years) and conditions for termination (which may be exercised by either party based on certain conditions). The agreements have been subjected to various renegotiations and amendments from time to time as business conditions have changed.

        Although each agreement also includes certain threshold performance requirements (such as the requirement to develop a certain number of new products each year, reach certain distribution goals, etc.), there are no guaranteed payments required by any of the agreements. Failure to comply with the terms of the Master License Agreements may result in termination of the respective agreement (or as is more likely the case, some cure or other renegotiation of terms), but in no case would the Company be required to make specified payments if the Company does not continue to utilize the rights under the respective agreements.

NON-LICENSED PRODUCTS

      In addition to products manufactured for use in its licensed and sub-licensed businesses, the Company sells various other ingredients to the dairy industry produced at its New Berlin, Wisconsin facility. This process involves blending, cooking and processing basic flavors and fruits to yield products which are used to flavor ice cream, milk and cultured dairy products. This business, which accounts for approximately 19% of the Company's sales, has grown in recent years and provides a positive gross margin contribution although at lower levels than the Company's licensing business.

      The Company also manufactures soft serve yogurt and premium ice cream mix in a leased facility in Russellville, Arkansas. Soft serve mix is sold under the ESKIMO PIE brand name to broad- line foodservice distributors, yogurt shops and other foodservice establishments who, in turn, sell soft serve products to consumers. The sale of soft serve yogurt and ice cream mix, which accounts for approximately 13% of the Company's sales, is managed by a separate sales force working within the Company's wholly owned subsidiary, Sugar Creek Foods, Inc.

      The Company also manufactures flexible packaging, such as foodservice bags and private label ice cream novelty wraps, at its Bloomfield, New Jersey plant. These products are sold to the dairy industry, including many of the Company's licensees, and to the foodservice industry.

OTHER FACTORS AFFECTING THE BUSINESS OF THE COMPANY

      This document and other information or statements the Company may release from time to time, include forward looking statements, within the meaning of federal securities laws, about the Company's future plans and performance. Numerous factors, including but not limited to those discussed below, produce risks and uncertainties that may cause actual results to vary materially from those included in the forward looking statements.

      Competition. The principal outlet for the Company's licensed products is retail grocery stores which sell approximately $1.8 billion of frozen novelties annually according to the International Dairy Foods Association. The Company's branded frozen novelties compete with over 400 national, regional and local brands, including the brands of two of the world's largest food conglomerates. The Company also competes with national, regional and local brands of soft serve frozen yogurt and premium ice cream, packaged ice cream and sorbet products.

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

      Product Costing. The Company purchases raw materials such as sugar and coconut oil from a number of suppliers. Other materials used by the Company include paper, cartons and chocolate liquor. With the exception of ice cream sandwich wafers and the proprietary items required to be purchased from the owners of the sublicensed brands, the Company believes that its raw materials are readily available from a number of sources. Raw material costs may be influenced by fluctuations in the commodity markets.

      Seasonality. The frozen dessert market is seasonal with sales concentrated in the summer months. Because the Company supplies packaging and ingredients to manufacturers of its licensed and sublicensed products, the Company has a higher level of sales preceding and during the summer months and a lower level of sales in the first and fourth quarters. Annual sales can be adversely affected by unseasonably cool weather during the summer months.

      Management. The Company is reliant on the abilities of the management team led by David B. Kewer, the Company's President and Chief Executive Officer. These personnel have significant experience in their respective industries and functional areas and the loss of these individuals or others could have an adverse effect on the Company's ability to implement its future plans.

      Licensee Relationships. The nature and extent of the Company's relationships with its licensees are discussed under "Licensing Strategy" above.

      Licensor Relationships. The Company derives approximately 28% of its revenues from sub-licensed products which, in general, are governed by contractual agreements between the licensor and the Company (as discussed under "Sublicensing Efforts" above). The loss of these sub-licensed brands could have an adverse effect on the Company's business.

      Year 2000 Matters. Considerable public attention has been given to the Year 2000 (Y2K) Problem which stems from the inability of certain computerized applications and devices (hardware, software and equipment) to process dates after December 31, 1999. The Company's efforts to address the Y2K Problem consist of three main components; the implementation of a new management information system, review of other internal systems and equipment, and inquiries of external trading partners (key licensees, customers, suppliers and service providers). The Company believes its approach to the Y2K Problem is adequate to maintain the continuation of its business operations with limited financial or operational impact. However, the Y2K Problem has many aspects and potential consequences, some of which may not be reasonably anticipated, and there can be no assurance that unforeseen consequences will not arise. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Year 2000" for a more detailed discussion of this issue.

      Government Regulation. Like other companies in the food industry, the Company and its licensees are subject to extensive regulation by various local, state and federal governmental agencies. Pursuant to a wide range of statutes, rules and regulations, such agencies prescribe requirements governing product quality, purity, manufacturing, advertising and labeling. Food products are often subject to "standard of identity" requirements, which are promulgated at both the federal and state level to control the permissible qualitative and quantitative ingredient content of foods, and information that must be provided on food product labels. The Federal Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC") and many states review product labels and advertising to assure compliance with applicable statutes and regulations.

      The Company cannot predict the impact of the changes that it may be required to make in the future as a result of other legislation, rules or governmental review. FDA regulations may, in certain instances, affect the ability of the Company, as well as others in the industry, to develop and market new products and to utilize technological innovations in the manufacturing of existing products. Nevertheless, the Company does not currently believe these rules and regulations will have a significant impact on its operations.

      Trademarks. The licensing of trademarks owned and licensed by the Company, especially for the ESKIMO PIE brand, is central to the business of the Company. The Company has exclusive rights with respect to these trademarks in the U.S. and, for ESKIMO PIE and REALFRUIT, in Canada and certain European countries. The Company has made federal and various international filings with respect to its material trademarks and intends to keep these filings current. The Company is not aware of any challenge to the validity of any trademark material to its business in areas where the Company and its licensees are currently conducting operations.

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

      In the third quarter of 1991, the Company learned that small quantities of cleanup solvents, solvent inks and oil were disposed of at its Bloomfield, New Jersey plant. The Company promptly notified regulatory authorities and undertook testing to determine the extent of any contamination. In connection with consummation of the Company's public offering in March, 1992, the Company's former parent, Reynolds Metals Company ("Reynolds"), entered into an agreement with the Company under which Reynolds will continue to manage testing and cleanup activities at the Bloomfield plant. Under the agreement, Reynolds will reimburse the Company for all cleanup costs (as defined in the agreement), relating to the Bloomfield plant, that may be incurred by the Company in excess of $300,000. The Company recorded a $300,000 liability for these costs in 1991 of which approximately $94,000 remains unused at December 31, 1998. Except as provided for in the agreement, Reynolds has not otherwise undertaken any responsibility or assumed liability for environmental obligations of the Company.

      Employees. At December 31, 1998, the Company employed approximately 150 persons. No employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are good.

                               ITEM 2. PROPERTIES

      In 1992, the Company acquired an office building in the Moorefield Office Park in Richmond, Virginia. The building consists of 32,496 square feet on 3.4 acres which serves as the Company's executive and administrative offices and new product development/quality control facility. Approximately 6,000 square feet of the headquarters building is leased to outside parties at rates consistent with local market conditions.

      The Company owns its ingredients manufacturing plant in New Berlin, Wisconsin which consists of 73,820 square feet on 4.0 acres. The Company expanded its New Berlin plant by 18,000 square feet in 1990 and purchased certain new equipment at that time. The Company completed $800,000 of capital improvements in the New Berlin facility during 1998 (consisting primarily of equipment additions) in order to meet the requirements of the 1997 flavors production consolidation.

      The Company also owns its printing and packaging plant in Bloomfield, New Jersey, which consists of 71,583 square feet on 2.0 acres. The Bloomfield plant was expanded and modernized in 1985 with a 35,000 square foot addition.

      In connection with the March 1, 1994 acquisition of Sugar Creek Foods of Russellville, Inc., the Company's subsidiary, Sugar Creek Foods, Inc., is leasing from the former owner of the business a soft serve yogurt and ice cream production facility, consisting of approximately 23,805 square feet, and a packaging facility, consisting of approximately 16,000 square feet, both located in Russellville, Arkansas. In addition, Sugar Creek Foods, Inc. owns a freezer facility, consisting of 5,013 square feet, adjacent to the production facility in Russellville.

      The Company owns virtually all of its equipment and replacement parts for all manufacturing equipment are readily available.

                            ITEM 3. LEGAL PROCEEDINGS

      The Company is party to ordinary routine litigation incidental to its business, the disposition of which is not expected to have a significant effect on the Company's financial condition or operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                       EXECUTIVE OFFICERS OF THE REGISTRANT



                             PRESENT POSITION AND
NAME (AGE)                   LENGTH OF SERVICE           OTHER BUSINESS EXPERIENCE DURING PAST FIVE YEARS
----------                   -----------------           ------------------------------------------------
Arnold  H. Dreyfuss (70)     Chairman of the Board       Director since 1992;  Chief Executive  Officer
                             since September 1996.       from   September   1996  to   February   1998;
                                                         President  of Jupiter  Ocean and Racquet  Club
                                                         of  Jupiter,  Florida;  formerly  (1982  until
                                                         1991)   Chairman   of  the   Board  and  Chief
                                                         Executive       Officer      of       Hamilton
                                                         Beach/Proctor-Silex, Inc.

Kimberly P. Ferryman (42)    Vice President,             Corporate  Director,   Quality  Assurance  and
                             Quality Assurance and       Product   Development   from   March  1994  to
                             Product Development         February  1995;  Senior  Product   Development
                             since February 1995.        Technologist  from  November  1988 to February
                                                         1994.  (All were positions with the Company)

Craig L. Hettrich (39)       Vice President and          Formerly, Vice President,  Sales and Marketing
                             General Manager,            for  Frionor  USA from  March  1996 to January
                             Foodservice Division        1998;  Director of National  Sales and various
                             since February 1998.        other  sales  and  marketing   positions  with
                                                         General Mills - Yoplait/Columbo Division from
                                                         September 1991 to February 1996.

V. Stephen Kangisser (47)    Vice President, Sales       Vice  President,  Marketing,  May 1996 to July
                             since August 1998.          1998,  formerly,  Vice  President,  Sales  and
                                                         Marketing for H.P. Hood, Inc., Boston,
                                                         Massachusetts from 1993 to 1996; Director of
                                                         Sales and Marketing and various other positions
                                                         with Kraft, Inc. from 1974 through 1993.

David B. Kewer (44)          President and               Director  since May 1997;  President and Chief
                             Chief Executive Officer     Operating  Officer from March 1997 to February
                             since March 1998.           1998; formerly,  President,  Willy Wonka Candy
                                                         Factory, a division of Nestle' USA, Inc., from
                                                         August 1993 to February 1996; Senior Vice
                                                         President Marketing and Strategic Planning and
                                                         various other marketing and sales positions
                                                         with Nestle' Ice Cream Company from 1988 to 1993.

Thomas M. Mishoe, Jr. (46)   Chief Financial Officer,    Independent  Consultant,  from  August 1995 to
                             Vice President, Treasurer   February    1996;    Chief    Financial    and
                             and Corporate Secretary     Administrative    Officer,    Goldome   Credit
                             since February 1996.        Corporation   from  May  1993  to  May   1995;
                                                         Senior Manager with Ernst & Young LLP, Capital
                                                         Markets Group, from 1987 to May 1993.

William J. Weiskopf (38)     Vice President and          National  Sales  Manager -  Flavors,  November
                             General Manager,            1995 to August 1997,  Regional  Sales  Manager
                             Flavors Division            from  May  1994  to  November  1995;  formerly
                             since August 1997.          Account  Manager,  Food  Group  for E. T. Horn
                                                         Company from 1987 to 1994.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED SHAREHOLDER MATTERS

        The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "EPIE". As of March 22, 1999, there were approximately 650 Shareholders of Record of the Company's Common Stock (including brokers, dealers, banks and other nominees participating in The Depository Trust Company).

        The high and low sales prices for shares of the Company's Common Stock as reported on The Nasdaq Stock Market and dividends declared per share during the periods indicated are set forth below:


                                   High              Low          Dividends
----------------------------- --------------- ---------------- ---------------
1998
FIRST       QUARTER               $  14 1/4       $  10 1/8           $ 0.05
SECOND      QUARTER                  16 1/4          11 9/16            0.05
THIRD       QUARTER                  13 5/16          7 3/4             0.05
FOURTH      QUARTER                  14               7 1/8             0.05

1997
First       Quarter               $  14 1/4       $  10 1/2           $ 0.05
Second      Quarter                  12 3/4          10 3/4             0.05
Third       Quarter                  14              11 1/2             0.05
Fourth      Quarter                  13 3/8          9 1/16             0.05


        On February 26, 1999, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable April 2, 1999, to Shareholders of Record on March 12, 1999. While the Company anticipates a regular quarterly dividend, the amount and timing of any future dividends will depend on the general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and other factors deemed relevant by the Board of Directors.

                         ITEM 6. SELECTED FINANCIAL DATA


------------------------------------------ ------------ ----------- ----------- ----------- ----------
For the year ended and as of December 31,     1998 (1)    1997 (2)    1996 (3)      1995      1994 (4)
------------------------------------------ ------------ ----------- ----------- ----------- ----------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:

   Net sales                               $  63,492    $   66,392  $   74,084   $  83,975   $  70,893

   Operating income (loss)                     1,755           498      (2,009)      8,804       8,289

   Net income (loss)                       $     795    $      108  $   (2,046)  $   5,076   $   4,850


   Per Share Data:
   Basic:
     Weighted average number of
        common shares outstanding          3,458,394     3,456,180   3,460,729   3,475,119   3,541,419
     Net income (loss)                     $    0.23    $     0.03  $    (0.59)  $    1.46   $    1.37
                                           =========     =========   =========   =========   =========

   Assuming dilution:
     Weighted average number of
        common shares outstanding          3,462,677     3,461,867   3,460,729   3,642,624   3,709,050
     Net income (loss)                     $    0.23    $     0.03   $   (0.59)  $    1.42   $    1.33
                                           =========     =========   =========   =========   =========

   Cash dividends                          $    0.20    $     0.20   $    0.20   $    0.20   $    0.20

BALANCE SHEET DATA:

   Cash and cash equivalents               $     530    $    3,353   $   2,143   $     717   $   5,142

   Working capital                             6,345         6,732       6,002       9,193       9,175

   Total assets                               40,088        41,580      44,440      45,872      41,913

   Total debt                                  9,018        10,335       9,800       9,800       9,844

   Shareholders' equity                       22,226        22,081      22,470      25,687      21,284
------------------------------------------ ------------ ----------- ----------- ----------- ----------

-----------------------------
(1) The 1998 results of operations include the recovery of $600,000 of past due rent associated with equipment leased to one of the Company's licensees and $80,000 of incremental expenses associated with the Company's consideration of strategic alternatives which aggregate to a net gain of $520,000 ($325,000 after related income tax expense). Additional discussion is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.

(2) The 1997 results of operations include income and expenses associated with restructuring activities which aggregate to a net gain of $272,000 ($169,000 after related income tax expense). Additional discussion is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.

(3) The 1996 results of operations include special charges relating to executive severance accruals ($593,000), a loss on the disposal of fixed assets ($725,000) and the disposal of licensee and Company held inventories ($920,000); aggregating to $1,482,000 after related income tax benefits.

(4) The financial data includes the results of the Sugar Creek Foods acquisition beginning March 1, 1994.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     For the year ended December 31, 1998, the Company recorded sales of $63.5 million which resulted in net income of $795,000 or $0.23 per share. These results compare with net income of $108,000 ($0.03 per share) in 1997 and a net loss of $2,046,000 ($0.59 per share) in 1996. The increased profitability reflects an improved sales mix towards more profitable business, improved second half sales volume in 1998 and a continued emphasis on expense control. Management has placed considerable attention on each of these objectives contributing to the improved results as it has sought to build on the turn-around initiatives begun in 1997.

     The 1998 results also include the recovery of $600,000 of past due rent associated with ice cream making equipment leased to one of the Company's licensee customers as well as approximately $80,000 of incremental expenses associated with the Company's previously announced decision to explore strategic alternatives. Combined, these two items accounted for additional net income of approximately $325,000 ($0.09 per share) after related tax effects.

     The 1997 results include income (offset by certain expenses) associated with restructuring activities which aggregate to a net gain of $272,000 ($169,000 or $0.05 per share after related tax effects.) The 1996 loss was attributable to a softening of sales in the Company's principal markets, related third quarter inventory and equipment write-offs and a severance accrual, which totaled $1,482,000 ($0.43 per share) after related tax benefits. Additional details regarding all of these items are provided below.

NET SALES AND GROSS PROFIT

Net sales consist of the following:


For the year ended December 31,                 1998                1997               1996
-------------------------------------------------------------------------------------------------
ESKIMO PIE brand                             $  22,038           $  23,380           $  21,483
Other licensed brands                           19,610              21,048              29,685
                                            ----------          ----------         -----------
     Total licensed brands                      41,648              44,428              51,168

Flavors and ingredients                         12,040              12,319              12,570
Foodservice                                      8,127               8,164               8,763
Packaging and other revenues                     1,677               1,481               1,583
                                            ----------          ----------         -----------
                                             $  63,492           $  66,392           $  74,084
                                             =========           =========           =========
-------------------------------------------------------------------------------------------------


     The Company's primary ice cream and frozen novelty business competes in a mature category which is dominated by two of the world's largest food conglomerates who together account for over one third of the category's sales. There has also been reduced consumer demand for ice cream and frozen novelty products in recent years. According to IRI, consumer purchases within the frozen novelty category were flat in 1998 following two years of 3% declines. Packaged ice cream producers continue to seek consumer attention with retail price promotions thus providing a less expensive alternative to the Company's novelty products. The competitive environment and recent consumption trends have provided challenges to management's attempts to return the Company to its former profitability.

1998 COMPARED WITH 1997, ESKIMO PIE BRAND

     ESKIMO PIE brand sales decreased 5.8% for the year due to significant sales declines during the first half of the year which was affected by unseasonably cool and wet weather in some of the Company's strongest (West Coast) markets. However, ESKIMO PIE brand sales increased by 16.9% in the second half of 1998, as compared with 1997, as a result of increased distribution into the populous Northeast markets and increased promotional activity during the later part of the 1998 summer selling season. Although the second half improvements were not large enough to fully mitigate the declines during the first half of 1998, management believes the improved performance is encouraging for the long term prospects of the Company's own ESKIMO PIE brand.

1998 COMPARED WITH 1997, OTHER LICENSED BRANDS

     Sales of other licensed brand products (REALFRUIT, Welch's, Weight Watchers Smart Ones, OREO and SnackWell's brands) decreased 6.8% in 1998. As is similar to the trends noted with the ESKIMO PIE brand, these sales were much stronger in the second half of 1998 (actually showing an 11.3% improvement over 1997) but not enough to offset declines from the first half of the year.

     Welch's brand sales declined in the first half of 1998 due largely to El Nino effects in the West Coast markets where the Welch's brand has its strongest consumer acceptance. Second half Welch's brand sales returned to prior year levels consistent with expectations.

     Weight Watchers brand sales increased 17.8% during 1998 due largely to the successful repositioning of this line of products under the Smart Ones trademark. Weight Watchers International, Inc., the owner of the Weight Watchers and Smart Ones trademarks, converted its entire line of products to the Smart Ones brand and contributed part of their 1998 earned royalties to the Company's cost of converting to the new trademark. This conversion is credited for much of the improved consumer acceptance of these products.

     Sales of OREO and SnackWell's brands decreased 13.3% during 1998 as compared with 1997. The decrease is due to the discontinuance of the packaged ice cream products sold under these brands and the continued consumer retreat from "good-for-you" products. However, test market introduction of two new OREO brand novelties provided additional sales volume that reduced the overall decline in these brands. There was strong consumer and trade acceptance of the new OREO novelties and as such, distribution will be expanded in 1999 along with a test market introduction of a third OREO novelty.

     Sales of REALFRUIT brand sorbet continued to decline in 1998 consistent with category trends.

     Other licensed brands also include approximately $850,000 of 1998 sales from the single serve impulse market. The Company entered the single serve market during 1998 with a range of ESKIMO PIE, Welch's and OREO brand novelty products created specifically for this retail channel. The Company was pleased with the results of this initiative and expects to expand distribution and sales in 1999.

1997 COMPARED WITH 1996

     ESKIMO PIE brand sales increased 8.8% in 1997 primarily as a result of the Company's focus on increasing the distribution of the traditional ESKIMO PIE DARK AND MILK CHOCOLATE ice cream bars in the southeastern part of the United States. Company sales of related component packaging, flavors and ingredients reflect the trends noted in consumer purchases of ESKIMO PIE brand products which, according to IRI, achieved its first increase since 1993.

     Sales of other licensed brand products decreased 29.0% in 1997 primarily due to a $6.2 million decline in SnackWell's brand sales. Limited repeat sales occurred within the SnackWell's half gallon line, introduced in the first quarter of 1996, as a result of the reduced consumer demand for "good-for-you" products. Weight Watchers novelties and RealFruit sorbet products experienced decreased sales in 1997 as a result of reduced consumer demand and increased competition for similar "good-for-you" products. Sales of Welch's brand products increased by 1.4% in 1997 and helped to mitigate the decline in other brands. The Welch's improvement occurred in spite of a declining category and a major national competitive introduction within the fruit juice bar category.

FLAVORS AND INGREDIENTS

     The annual sales of private label flavors and ingredients declined slightly during 1998 and 1997, but as is similar to the trend seen in the licensed business, increased during the second half of 1998. These trends follow the loss of several large customers (in 1997) following the previously announced closure of the Los Angeles production facility and improvements from focused emphasis by dedicated flavors personnel assigned to this division as part of the 1997 corporate restructuring.

FOODSERVICE

     Foodservice division sales were stable in 1998 after decreasing by 6.8% in 1997. Second half 1998 sales increased by 12.0% over the 1997 levels due to a new high volume foodservice customer who signed on with the Company in June 1998. The division's ability to offer foodservice operators a choice between branded ice cream and yogurt products has provided opportunities that management believes is unavailable to the Company's primary competitors. The Company will expand its promotion of this "Right Choice" approach as a key to meeting 1999 Foodservice division objectives.

GROSS PROFIT

     Gross profit, as a percent of sales, was stable in 1998 (40.1% verses 40.2% in 1997) exclusive of the fourth quarter benefit of the recovery of $600,000 in past due rental income discussed below. Gross profit remains strong due to the improved product mix (which includes a higher percentage of ESKIMO PIE and other National Brands products), the favorable impact of the third quarter 1997 Flavors consolidation and the full year benefit of 1997's initiatives to obtain more favorable pricing on key materials and ingredients.

     Gross margins increased in 1997 to 40.2% (from 35.6% in 1996) due largely to changes in the sales mix which included more high margin ESKIMO PIE business than in 1996. The remaining improvement in gross margins resulted from negotiated savings in material costs and reduced costs from inventory obsolescence (there was approximately $920,000 in special third quarter charges in 1996 relating to the disposal of licensee and Company owned inventories).

     Regarding the $600,000 of rental income recorded in 1998, one of the Company's licensee customers had leased ice cream making equipment from the Company which provided rental income based on the "units of production" manufactured on the equipment. Since 1992, the Company has received annual rental payments that, in the aggregate, were less than that required to fully amortize the Company's original investment. The customer acknowledged its past due obligation and agreed to pay $600,000 to bring the lease current at December 31, 1998. As collectibility of the lease payments was not reasonably predictable, no contingent rent had been previously recorded and the $600,000 recovery was recognized in the fourth quarter 1998 results as a reduction of cost of goods sold (consistent with the previous rent received on this equipment).

     Significant attention has been focused on the ice cream industry based on 1998 butterfat prices which increased by approximately 150% from 1997 levels. As a licensing company which does not actually produce finished novelties and packaged ice cream products, the Company is not directly impacted by the increased cost of this commodity. However, some of the Company's licensees have increased the price of the Company's licensed ice cream and novelty products they produce as a result of the butterfat cost increases which may ultimately affect consumer demand and the Company's sale of related components and packaging. The Company is also affected by butterfat pricing in connection with premium soft serve ice cream products sold to the foodservice industry. Butterfat purchases within the Foodservice division traditionally account for less than 1% of consolidated cost of goods sold. Butterfat pricing has begun to return to lower levels during the first quarter of 1999.

EXPENSES AND OTHER INCOME

     In absolute dollars, advertising and sales promotion expenses decreased 6.2% in 1998 and 2.2% in 1997. A large portion of the Company's promotional spending is volume based trade support and as sales decline, spending against promotional commitments declines as well. However, as a percent of sales, promotional spending remained fairly constant in 1998 at 25.3% after increasing to 25.8% in 1997 as compared with 23.6% in 1996. The increased spending, as a percent of sales, reflects the Company's stated plans to reinvest in its core ESKIMO PIE and other nationally branded novelty business.

     Selling, general and administrative expenses decreased $1,095,000 or 11.7% in 1998 after a decrease of $960,000 or 9.3% in 1997. These expenses continue to decline as a result of management's cost control initiatives and restructuring activities. Savings continue to be realized throughout all divisions and categories of spending.

     During the third quarter of 1997, the Company consolidated its flavors production in New Berlin, Wisconsin. In connection with the consolidation, the Company discontinued flavors operations in Los Angeles, California, terminated the employment of the plant's 14 employees and sold the plant facility. Included in income from restructuring activities is an approximate $1,000,000 gain from the sale of plant assets offset primarily by approximately $300,000 of employee severances. The Company used a portion of the proceeds from the sale of the Los Angeles facility to complete an expansion of the New Berlin facility. The New Berlin expansion, which cost approximately $800,000, provides the necessary capacity to serve the Company's current and expected business requirements at costs which are lower than operating two plants.

     During the fourth quarter of 1997, the Company completed a restructuring of its operations into a divisional operating unit alignment. In connection with this restructuring, two senior level employees were terminated with severance benefits of approximately $215,000. In addition, $200,000 of previously incurred severance and other non-recurring costs associated with the Company's 1997 restructuring activities were offset against the income recognized from the flavors consolidation. The Company also recorded $593,000 of restructuring charges during the third quarter of 1996, relating to severance commitments associated with a change in executive management. All severance commitments associated with the above restructuring activities have been paid as of December 31, 1998.

     In the third quarter of 1996, the Company also recorded losses on the disposal of fixed assets of $725,000 relating to equipment leased to one of the Company's licensees. The licensee had asked to have the equipment removed and no alternate use appeared available. During 1997, the Company identified buyers for certain components of the equipment written off in 1996. The 1997 gains on disposal of fixed assets of $184,000 equals the proceeds received from the sale of the equipment which had no book value at the beginning of 1997.

SEASONALITY

     The frozen novelty industry is highly seasonal with sales concentrated in the summer months. Because the Company supplies packaging and ingredients to manufacturers of its licensed and sublicensed products, the Company has a higher level of sales preceding and during the summer months.

     The following table provides two years of unaudited quarterly financial data:

FOR THE 1998 QUARTER ENDED              MARCH 31          JUNE 30          SEPT 30           DEC 31
------------------------------------ ---------------- ---------------- ---------------- -------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
NET SALES                                $16,031          $20,114          $15,179          $12,168
GROSS PROFIT                               6,530            9,062            6,154            4,336
NET INCOME (LOSS)                            201            1,049               65             (520)
PER SHARE
    BASIC                                   0.06             0.30             0.02            (0.15)
    ASSUMING DILUTION                       0.06             0.30             0.02            (0.15)


For the 1997 quarter ended              March 31          June 30          Sept 30           Dec 31
------------------------------------ ---------------- ---------------- ---------------- -------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                $18,078          $23,837          $13,124          $11,354
Gross profit                               7,489           10,295            5,160            3,767
Net income (loss)                             53            1,013              164           (1,121)
Per share
    Basic                                   0.02             0.29             0.05            (0.32)
    Assuming dilution                       0.02             0.29             0.05            (0.32)
------------------------------------ ---------------- ---------------- ---------------- -------------


     As discussed under the caption Net Sales and Gross Profit above, the Company recorded $600,000 of past due rental income in the fourth quarter of 1998. There was also approximately $80,000 of incremental expenses associated with the previously announced decision to explore strategic alternatives. Combined, these two items provided additional net income of $325,000 ($0.09 per share) after related tax effects.

     Third and fourth quarter 1997 results include the effects of restructuring activities as discussed under the caption Expenses and Other Income.

     During the third quarter of 1996, the Company recorded special charges relating to the previously discussed executive severance ($593,000), the loss on disposal of fixed assets ($725,000) and the disposal of licensee and Company held inventories ($920,000). After related tax benefits, the special charges reduced third quarter 1996 net income by approximately $1,482,000 ($0.43 per share).


LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

     The Company's utilization of licensees in its national branded novelty business allows it to operate with relatively low capital requirements. The Company's licensing strategy reduces working capital requirements to that necessary to support advertising, sales promotion and administrative activities rather than the much larger amounts that would be required to support the self-manufacture of finished consumer goods. Working capital requirements generally precede the seasonal pattern of the Company's sales. The Company believes that the cash generated from operations and funds available under its credit agreements provide the Company with sufficient funds and the financial flexibility to support its ongoing business.

     The Company's principal customers are eight licensee dairies, who account for approximately 67% of the Company's net sales. Each licensee operates within geographic territorial boundaries under agreements which generally include three year terms subject to termination by the Company for quality control violations, failure to meet minimum volume requirements or material changes in the Company's ownership or the licensee's business. These agreements provide for six to twelve month transition periods in the event of termination. Beginning in 1999, licensees are required to contribute to trade promotion spending and make separate quarterly payments to the Company for licensing fees which are expected to aggregate to $840,000 annually through 2001.

     The Company's licensing strategy allows it to select a stronger customer base which it can actively monitor to minimize the impact of an unforeseen loss of any of its licensee customers. The loss of one or more of these major licensees could cause some disruption in the Company's operations, although, based upon prior experience with replacing major licensees, management believes it could locate a suitable replacement within a short period of time and, as a result, such customer loss would not have a significant impact on the Company's operations, liquidity or capital resources.

     During the third quarter of 1998, the Company extended its licensing agreement with Welch Foods, Inc. (Welch's). Under the agreement, the Company will continue to provide product development, sales, marketing and production support for the Welch's Fruit Juice Bars which the Company has managed since 1980. The extended licensing agreement continues through the year 2008 and provides for enhanced opportunities for new product development under the Welch's trademark. The Company paid Welch's approximately $800,000 in August 1998 as partial payment against a total $1,500,000 of license fees payable over the term of the license. There are no guaranteed or required payments under the license and certain termination clauses exist which would preclude payment of the balance of the license fees.

     As partial consideration in connection with the 1994 acquisition of Sugar Creek Foods, the Company issued $3,800,000 in convertible subordinated notes payable to the former Sugar Creek Foods shareholders. These notes became due in February 1999 and are classified with long term debt as the Company refinanced the notes on a long term basis (through April 2000) under a committed line of credit available to the Company. The line of credit imposes, among other things, certain requirements on the ratio of total debt to net worth, the maintenance of minimum shareholders' equity and minimum interest coverage. No assets are pledged as security under this or any other credit.

     During 1996, the Company's Board of Directors increased management's authorization to repurchase the Company's Common Stock. The additional 112,000 shares authorized, when combined with previously approved authorizations, will allow the Company to repurchase up to 348,000 shares or approximately 10% of the then outstanding Common Stock. Pursuant to this renewed authorization, management repurchased 35,000 shares in 1996 at a cost of approximately $611,000.

     On February 26, 1999, the Board of Directors declared a quarterly cash dividend of $.05 per share, payable April 2, 1999, to Shareholders of Record on March 12, 1999. While the Company anticipates a regular quarterly dividend, the amount and timing of any future dividends will depend on the general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and other factors deemed relevant by the Board of Directors.

     As previously announced, the Company received, on November 17, 1998, an unsolicited offer from Yogen Fruz World-Wide Incorporated (Yogen Fruz) to acquire 100% of the outstanding shares of the Company, at a cash price of $10.25 per share, in a negotiated transaction, which the Board of Directors rejected. On December 2, 1998, the Company rejected a similar, but somewhat more conditional, proposal by Yogen Fruz at $13.00 per share and announced that its Board of Directors had requested its financial advisors to work with the Company's management in exploring the full range of strategies available to enhance shareholder value. The Company's Board and management, with assistance from its financial advisors, continues to devote significant attention to this process.

IMPACT OF YEAR 2000

     Recently, considerable attention has been given to the Year 2000 (Y2K) Problem which stems from the inability of certain computerized applications and devices (hardware, software and equipment) to process dates after December 31, 1999. The Company's efforts to address the Y2K Problem consists of three main components; the implementation of a new management information system, review of other internal systems and equipment, and inquires of external trading partners (key licensees, customers, suppliers, service providers).

     The Company is in the process of implementing a new management information system that will, among other benefits which extend well beyond Y2K Problems, address the Company's Y2K Problems relating to financial and operational management information. The new information system is installed and implementation is complete in over half of the Company's operations. The remaining operations are expected to be implemented by mid-1999. Project expenditures relating to the new management information system approximate $1,500,000 through December 31, 1998 and the Company expects to incur an additional $250,000 to complete the project. The costs of the new management information system have been capitalized under the provisions of the AICPA's Statement of Position 98-1 and will be amortized to expense over the expected useful life of the system.

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

     Finally, the Company has begun to make inquires with its external trading partners. Such inquiries will result in the collection and appraisal of voluntary statements made by external parties with limited opportunity for independent factual verification. Although the Company will undertake reasonable efforts to determine the readiness of its trading partners, no assurance can be given to the validity or reliability of information obtained. Prior to June 30, 1999, the Company expects to develop initial contingency plans to address the potential failure of its key trading partners to be Y2K compliant. Management believes, based on past experience, that it could locate suitable replacements if any partners were lost due to Y2K Problems. However, the Company can not reliably predict the readiness of all of its partners (as well as the readiness of their respective external trading partners) and as such, the Company could be affected by the disruption of other business interests outside of the Company's control.

     The Company believes its approach to the Y2K Problem is adequate to maintain the continuation of its business operation with limited financial or operational impact. However, the Y2K Problem has many aspects and potential consequences, some of which may not be reasonably anticipated, and there can be no assurance that unforeseen consequences will not arise.


       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes that its exposure to market risks is not material.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED STATEMENTS OF INCOME


For the year ended December 31,                                   1998       1997        1996
------------------------------------------------------------- ----------- ----------- ----------

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                                     $  63,492   $  66,392   $  74,084
Cost of products sold                                            37,410      39,682      47,674
                                                              ----------- ----------- ----------
        Gross profit                                             26,082      26,710      26,410

Advertising and sales promotion expenses                         16,074      17,136      17,518
Selling, general and administrative expenses                      8,253       9,348      10,308
Income (expense) from restructuring activities                        -         272        (593)
                                                              ----------- ----------- ----------
        Operating income (loss)                                   1,755         498      (2,009)

Interest income                                                     172         221         217
Interest expense and other - net                                    665        (729)       (714)
Gain (loss) on disposal of fixed assets                               -         184        (777)
                                                              ----------- ----------- ----------
        Income (loss) before income taxes                         1,262         174      (3,283)

Income tax expense (benefit)                                        467          66      (1,237)
                                                              ----------- ----------- ----------

        Net income (loss)                                     $     795   $     108   $  (2,046)
                                                              =========== =========== ==========


Per Share Data
     Basic:
        Weighted average number of common shares outstanding   3,458,394  3,456,180   3,460,729
        Net income (loss)                                     $     0.23  $    0.03   $   (0.59)
                                                              =========== =========== ==========

     Assuming dilution:
        Weighted average number of common shares outstanding  3,462,677   3,461,867   3,460,729
        Net income (loss)                                     $    0.23   $    0.03   $   (0.59)
                                                              =========== =========== ==========

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                     Common Stock     Additional  Retained
(IN THOUSANDS, EXCEPT SHARE DATA)                Shares      Amount    Capital    Earnings     Total
--------------------------------------------- ------------- --------- ---------- ----------- ----------

Balance at January 1, 1996                      3,475,003    $ 3,475   $ 4,620   $ 17,592    $ 25,687

   Net (loss)
                                                                                   (2,046)     (2,046)
   Cash dividends ($0.20 per share)
                                                                                     (692)       (692)
   Issuance of common stock                         7,570          8       124                    132
   Purchase of common stock                       (35,000)       (35)     (576)                  (611)
                                              ------------- --------- ---------- ----------- ----------
Balance at December 31, 1996                    3,447,573      3,448     4,168     14,854      22,470

   Net income                                                                         108         108
   Cash dividends ($0.20 per share)                                                  (692)       (692)
   Issuance of common stock                        10,429         10       115                    125
   Compensation from stock option grant                                     70                     70
                                              ------------- --------- ---------- ----------- ----------
Balance at December 31, 1997                    3,458,002      3,458     4,353     14,270      22,081

   NET INCOME                                                                         795         795
   CASH DIVIDENDS ($0.20 PER SHARE)                                                  (691)       (691)
   ISSUANCE OF COMMON STOCK                           595          1         7                      8
   COMPENSATION FROM STOCK OPTION GRANT                                     33                     33
                                              ------------- --------- ---------- ----------- ----------
BALANCE AT DECEMBER 31, 1998                    3,458,597    $ 3,459   $ 4,393   $ 14,374    $ 22,226
                                              ============= ========= ========== =========== ==========

CONSOLIDATED BALANCE SHEETS


As of December 31,                                                                    1998          1997
------------------------------------------------------------------------------ ------------- -------------
(IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS

Current assets:
   Cash and cash equivalents                                                   $       530   $     3,353
   Receivables                                                                       6,817         5,321
   Inventories                                                                       4,897         4,342
   Prepaid expenses                                                                    889         1,036
                                                                               ------------- -------------

        Total current assets                                                        13,133        14,052

Property, plant and equipment - net                                                  7,665         7,892
Goodwill and other intangibles                                                      17,645        17,588
Other assets                                                                         1,645         2,048
                                                                               ------------- -------------

        Total assets                                                           $    40,088   $    41,580
                                                                               ============= =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                            $     2,875   $     3,386
   Accrued advertising and promotion                                                 1,728         1,389
   Accrued compensation and related amounts                                            211           530
   Other accrued expenses                                                              657           698
   Current portion of long term debt                                                 1,317         1,317
                                                                               ------------- -------------

        Total current liabilities                                                    6,788         7,320

Long term debt                                                                       3,901         5,218
Convertible subordinated notes                                                       3,800         3,800
Postretirement benefits and other liabilities                                        3,373         3,161

Shareholders' equity:
   Preferred stock, $1.00 par value; 1,000,000 shares authorized,
     none issued and outstanding                                                         -             -
   Common stock, $1.00 par value; 10,000,000 shares authorized,
     3,458,597 issued and outstanding in 1998 and 3,458,002 in 1997                  3,459         3,458
   Additional capital                                                                4,393         4,353
   Retained earnings                                                                14,374        14,270
                                                                               ------------- -------------

        Total shareholders' equity                                                  22,226        22,081
                                                                               ------------- -------------

        Total liabilities and shareholders' equity                             $    40,088   $    41,580
                                                                               ============= =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31,                                         1998         1997        1996
------------------------------------------------------------------ ------------ ----------- -----------
(IN THOUSANDS)

Operating activities
   Net income (loss)                                               $     795    $     108   $  (2,046)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                                 2,657        2,512       2,530
          (Gain) loss on disposal of fixed assets                          -       (1,183)        777
         Compensation from stock option grant                             33           70           -
         Change in deferred income taxes and other assets                451          (69)     (1,090)
         Change in postretirement benefits and other liabilities         136         (333)       (177)
         Change in receivables                                        (1,496)      (1,270)      4,644
         Change in inventories and prepaid expenses                     (729)       3,836      (2,007)
         Change in accounts payable and accrued expenses                (531)      (2,762)      3,047
                                                                   ------------ ----------- -----------

   Net cash provided by operating activities                           1,316          909       5,678

Investing activities
   Acquisition of intangible assets                                     (975)        (587)       (269)
   Capital expenditures                                               (1,334)      (1,413)     (1,674)
   Proceeds from disposal of fixed assets                                  -        1,994           -
   Other                                                                 178          464         165
                                                                   ------------ ----------- -----------

   Net cash (used in) provided by investing activities                (2,131)         458      (1,778)

Financing activities
   Short term borrowings and (repayments) - net                            -            -      (1,200)
   Borrowings under long term credit facility                              -        1,150           -
   Principal payments on long term debt                               (1,317)        (615)          -
   Issuance of common stock                                                -            -          29
   Repurchase of common stock                                              -            -        (611)
   Cash dividends                                                       (691)        (692)       (692)
                                                                   ------------ ----------- -----------

   Net cash used in financing activities                              (2,008)        (157)     (2,474)
                                                                   ------------ ----------- -----------

Change in cash and cash equivalents                                   (2,823)       1,210       1,426
Cash and cash equivalents at beginning of year                         3,353        2,143         717
                                                                   ------------ ----------- -----------

Cash and cash equivalents at end of year                           $     530    $   3,353    $  2,143
                                                                   ============ =========== ===========


Income tax payments (recoveries)                                   $     150    $  (1,632)   $  1,878
                                                                   ============ =========== ===========

Interest payments                                                  $     567    $     636    $    715
                                                                   ============ =========== ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The Company, which operates primarily in the United States, markets and manufactures through its own plants and licensed dairies a broad range of frozen novelties, frozen yogurt, ice cream and sorbet products under the ESKIMO PIE, REALFRUIT, Welch's, Weight Watchers, Smart Ones, SnackWell's and OREO brand names. The Company also continues to manufacture ingredients and packaging for sale to the dairy industry.

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

INVENTORIES: Inventories are stated at the lower of cost or market. The cost of inventories is determined by the last-in, first-out (LIFO) method except for approximately $625,000 of inventories at December 31, 1998 and $700,000 in 1997 which were determined by the first-in, first-out (FIFO) method. If the FIFO method was applied to LIFO inventories, total inventories would increase by approximately $1,039,000 at December 31, 1998 and $931,000 in 1997. LIFO liquidations reduced cost of goods sold by $120,000 in 1997 and $59,000 in 1996.

Inventories are classified as follows:

-------------------------------------------------------- ------------------- -------------------
As of December 31,                                                1998                1997
-------------------------------------------------------- ------------------- -------------------

(IN THOUSANDS)
Finished goods                                                 $    3,294          $    2,943
Raw materials and packaging supplies                                2,642               2,330
                                                               ----------          ----------
         Total FIFO inventories                                     5,936               5,273
Reserve to adjust inventories to LIFO                              (1,039)               (931)
                                                               ----------          ----------
                                                               $    4,897          $    4,342
                                                               ==========          ==========
-------------------------------------------------------- ------------------- -------------------


PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION: Property, plant and equipment is stated at cost. Depreciation is provided by the straight line method over the estimated useful lives of the assets which is generally 30 years for buildings and six to ten years for machinery and equipment.

Property, plant and equipment is classified as follows:


-------------------------------------------------------- ------------------- -------------------
As of December 31,                                                1998                1997
-------------------------------------------------------- ------------------- -------------------
(IN THOUSANDS)
Land                                                          $       630         $       630
Buildings                                                           5,304               5,136
Machinery and equipment                                            10,789               8,718
Equipment leased or loaned to customers                             3,727               3,665
Projects in progress                                                    -                 966
                                                               ----------          ----------
                                                                   20,450              19,115
Less accumulated depreciation                                     (12,785)            (11,223)
                                                               ----------          ----------
                                                               $    7,665          $    7,892
                                                               ==========          ==========
-------------------------------------------------------- ------------------- -------------------


GOODWILL AND OTHER INTANGIBLES: Goodwill, which represents the excess of the purchase price of acquired companies over the fair value of the net assets acquired, is amortized on a straight line basis over 40 years. Other intangibles include costs associated primarily with trademarks, sub-licensed brand names and carton development and are amortized on a straight line basis over periods which range from four to twenty years. Accumulated amortization at December 31, 1998 and 1997 was approximately $2,831,000 and $2,060,000, respectively.

The Company periodically evaluates the recoverability of material components of goodwill and other intangibles based on expected undiscounted cash flows. Any impairment in value would be charged to earnings in the year recognized. The Company believes that no impairment of value exists as of December 31, 1998.

REVENUE RECOGNITION: The Company records sales when products are shipped from its manufacturing facilities or those of its "drop ship" vendors. No right of return exists. The Company also accrues licensing fees as they are earned based upon the terms of the respective licensing agreements.

ADVERTISING AND SALES PROMOTION EXPENSES: The Company generally expenses advertising and sales promotion costs in the period incurred. There were no material capitalized advertising and sales promotion costs as of December 31, 1998 and 1997.

PRODUCT DEVELOPMENT AND QUALITY CONTROL COSTS: Costs for product development and quality control, which are performed by the same personnel, are expensed as incurred and were approximately $1,300,000 in 1998, $1,350,000 in 1997 and $1,250,000 in 1996.

STOCK OPTIONS: The Company accounts for stock options granted under incentive stock plans in accordance with Accounting Principles Board Opinion No. 25 (APB
25), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations.

NEW ACCOUNTING STANDARDS: In June 1997, the Financial Accounting Standards Board
(FASB) issued Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", which redefines how operating segments are determined and requires disclosure of certain descriptive and financial information about a company's operating segments. In February 1998, the FASB issued Statement No. 132, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS", which changes the disclosure requirements relating to pension and other postretirements benefit obligations. The adoption of these new standards will not affect the Company's financial position, results of operations or cash flows as their impact is limited to the form and content of financial statement disclosure which has been adopted herein.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE". SOP 98-1 requires the capitalization of certain software development costs when purchasing and developing computer software for internal use. The Company has followed the guidance of SOP 98-1 to account for the costs associated with the implementation of its new management information system.

RECLASSIFICATIONS: Certain amounts in the prior year financial statements have been reclassified to conform with current presentation.

NOTE B - INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31,

1998, the Company had $272,000 ($593,000 in 1997) of current deferred tax assets included in prepaid expenses and $567,000 ($739,000 in 1997) of long term deferred tax assets included in other assets.

The significant components of deferred taxes are as follows:


-------------------------------------------------------- ------------------- --------------------
As of December 31,                                                1998                1997
-------------------------------------------------------- ------------------- --------------------

(IN THOUSANDS)
CURRENT:
      Accrued severance benefits                                $       -           $     163
      Inventory                                                        86                 251
      Other current amounts                                           186                 179
                                                               ----------          ----------
                                                                      272                 593
NON-CURRENT:
      Accrued postretirement benefits                               1,277               1,207
      Net operating loss carryforwards                                429                 581
      Depreciation and amortization                                (1,137)             (1,026)
      Other non-current amounts                                        (2)                (23)
                                                               ----------          ----------
                                                                      567                 739
                                                               ----------          ----------
Total deferred tax assets                                       $     839            $  1,332
                                                               ==========          ==========
-------------------------------------------------------- ------------------- --------------------


       At December 31, 1998, there is approximately $429,000 of tax benefits associated with approximately $1,200,000 of net operating loss (NOL) carryforwards which expire in 2011. No valuation allowance has been recorded against the benefits associated with the NOL as the Company believes it will generate sufficient taxable income in the future to ensure realization of the tax benefit.

Significant components of the provision for income taxes are as follows:


------------------------------------ -------------------- ------------------- ------------------
For the year ended December 31,                1998                 1997               1996
------------------------------------ -------------------- ------------------- ------------------
(IN THOUSANDS)
CURRENT:
      Federal                                $    (23)            $    165          $    (678)
      State                                        (3)                  33               (143)
      Foreign                                       -                    3                 11
                                            ---------            ---------          ---------
                                                  (26)                 201               (810)
DEFERRED:
      Federal                                     436                 (111)              (353)
      State                                        57                  (24)               (74)
                                            ---------            ----------         ---------
                                                  493                 (135)              (427)
                                            ---------            ----------         ----------
Total income tax provision                   $    467            $      66            $(1,237)
                                            =========           ===========          =========
------------------------------------ -------------------- ------------------- ------------------


A reconciliation of federal statutory and effective income tax rates is as follows:


------------------------------------ ------------------- ------------------ -------------------
For the year ended December 31,                  1998                1997              1996
------------------------------------ ------------------- ------------------ -------------------
Federal statutory rate                           34.0%               34.0%             (34.0)%
Effect of
      State taxes                                 4.6                 4.4               (4.3)
      Permanent differences and other            (1.6)                (.5)                .6
                                                ------              ------             ------
Effective income tax rate                        37.0%               37.9%             (37.7)%
                                                ======              ======             ======
------------------------------------ ------------------- ------------------ -------------------

NOTE C - FINANCING ARRANGEMENTS

--------------------------------------------------------- ----------------------------------------
LONG TERM DEBT                                                             CARRYING AMOUNT
As of December 31,                                                     1998               1997
--------------------------------------------------------- -------------------- -------------------
(IN THOUSANDS)
Revolving credit facility                                           $   4,643          $   5,500
      (variable interest rate, currently  5.9%)
Long term line of credit                                                  575              1,035
      (variable interest rate, currently 6.1%)
Convertible subordinated notes                                          3,800              3,800
                                                                   ----------         ----------
      (4.5% interest rate)                                              9,018             10,335
Less current maturities                                                (1,317)            (1,317)
                                                                   ----------         ----------
                                                                   $    7,701         $    9,018
                                                                   ==========         ==========
--------------------------------------------------------- -------------------- -------------------


        Based upon prevailing interest rates and after consideration of credit risk, the carrying value of the Company's long term debt is a fair approximation of market value.

       In 1994, the Company entered into a $6,000,000, ten year revolving credit facility with a commercial bank which provided for renewable loans with required principal reductions beginning in June 1997. Under the terms of the agreement, the Company will retire the loan over the seven year period ending June 2004. Except for the amounts due in 1999, the Company has classified all of this loan as long term debt based upon its ability and intention to defer payment past 1999.

        During 1997, the Company borrowed $1,150,000 under an existing long term line of credit to finance the acquisition of computer hardware and software. Borrowings under the line bear interest at the 30 day LIBOR rate plus 100 basis points and will be repaid in equal monthly installments through April 2000.

        As partial consideration in connection with the 1994 acquisition of Sugar Creek Foods, the Company issued $3,800,000 in convertible subordinated notes to the former Sugar Creek Foods' shareholders. These notes became due in February 1999 and are classified with long term debt as the Company refinanced the notes on a long term basis (through April 2000) under the committed line of credit discussed below. The Company had previously reserved 162,567 shares of its common stock for conversion of the notes (at $23 3/8 per share).

        During 1998, the Company renewed its $10,000,000 committed line of credit which is available for general corporate purposes through April 2000. Borrowings under the line bear interest at the bank's overnight money market rate plus 75 basis points. Although there were no borrowings under the line at December 31, 1998, the Company used this committed line of credit to refinance the February 1999 maturity of the convertible subordinated notes discussed above.

        The revolving and committed credit agreements impose, among other things, certain requirements on the ratio of total debt to net worth, the maintenance of minimum shareholders' equity and minimum interest coverage. No assets are pledged as security under these agreements.

The combined aggregate amount of the scheduled maturites for all long term debt is as follows:

   1999       2000      2001        2002       2003       2004
-------- ----------- ---------- ----------- ---------- ----------

  $1,317   $ 4,772     $  857     $ 857       $ 857      $ 358

NOTE D - SHAREHOLDERS' EQUITY

STOCK OPTIONS
         Under the Company's Incentive Stock Plans (the Plans), key employees and non-employee directors of the Company may receive grants and awards of up to a total of 425,000 shares of stock options, stock appreciation rights and restricted stock.

        Stock options are generally granted at a price not less than the fair market value on the date the options are granted, become exercisable at various intervals which generally range from six months to four years after the date of the grant and expire after ten years. Effective January 7, 1999, the Board of Directors authorized that all outstanding option agreements be amended to provide for immediate exercise upon a corporate change of control (as defined).

The details of stock option activity are as follows:



                                                                     Range of         Weighted
                                                                     Exercise         Average
                                                Number of Shares      Prices       Exercise Price
----------------------------------------------- ----------------- --------------- -----------------
1996
      Outstanding, beginning of year                  59,025      $  17.00-19.75
      Granted                                        142,711         18.75-21.25      $ 18.80
      Exercised                                        1,667               17.25        17.25
      Cancelled                                      161,274         17.00-20.50        18.67
      Outstanding, end of year                       138,227         17.00-21.25        18.60
      Exercisable, end of year                        60,609         17.00-21.25        17.87
1997
      Granted at fair market value                   125,986       10.88 - 12.50        12.49
      Granted at less than fair market value          50,000               10.00        10.00
      Cancelled                                       92,874       12.50 - 20.50        17.53
      Outstanding, end of year                       221,339       10.00 - 21.25        13.63
      Exercisable, end of year                        61,236       10.00 - 21.25        15.57
1998
      GRANTED                                         81,000       13.38 - 14.50        13.39
      CANCELLED                                       58,233       10.88 - 21.25        16.45
      OUTSTANDING, END OF YEAR                       244,106       10.00 - 21.25        12.87
      EXERCISABLE, END OF YEAR                        55,569       10.00 - 21.25        13.25

----------------------------------------------- ----------------- --------------- -----------------


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


        On March 4, 1997, the Company also awarded 50,000 shares of stock options at a $2.50 discount to the then fair market value of $12.50 per share. This discount-to-market is being expensed over a three year graded scale consistent with the terms upon which the options become exercisable. Approximately $33,000 was charged to expense in 1998 ($70,000 in 1997) as a result of this award.


        As permitted by the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "ACCOUNTING FOR STOCK BASED COMPENSATION", the Company continues to follow APB 25 and related interpretations in accounting for its stock based awards. As stock options are generally issued at the fair market value on the date of grant, the Company does not recognize compensation cost related to its stock option plans except as discussed above as it relates to stock option grants with exercise prices which were less than the fair market value on the date of the grant.

        The following information is provided solely in connection with the disclosure requirements of SFAS 123. If the Company had elected to recognize compensation expense related to its stock options in accordance with the provisions of SFAS 123, the additional costs from options granted since 1995 would have resulted in a pro forma net income of $564,000 in 1998 ($0.16 per share), a pro forma loss of $119,000 in 1997 ($0.03 per share) and a pro forma loss of $2,343,000 in 1996 ($0.68 per share). These pro forma amounts are not indicative of the future effects of applying the provisions of SFAS 123 since the respective vesting periods are used to measure each respective period's pro forma compensation expense.

        The weighted average fair value of options granted in 1998, 1997 and 1996 was $5.16, $5.47 and $9.64 per share, respectively. The fair values were estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:


-------------------------------- ---------------------- ---------------------- ----------------------
For the year ended December 31,            1998                   1997                   1996
-------------------------------- ---------------------- ---------------------- ----------------------

Volatility factor                           .319                   .333                   .292
Risk free interest rate                    5.69%                  6.49%                  6.53%
Dividend yields                            1.5%                   1.6%                   1.0%
Expected life (years)                      7.2                    7.1                    8.5
-------------------------------- ---------------------- ---------------------- ----------------------


        As of December 31, 1998, the weighted average remaining contractual life of all outstanding stock options was 8.4 years.

        The Company has also granted the following restricted stock awards in accordance with the Plans:

-------------------------------- ------------- ----------- ----------
For the year ended December 31,        1998        1997        1996
-------------------------------- ------------- ----------- ----------
Number of shares issued                1,000       11,000     6,416
Weighted average fair value           $14.13      $ 12.35    $17.58
-------------------------------- ------------- ----------- ----------


        At December 31, 1998, approximately 137,000 shares were available for future grants under the Plans.

EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:


-------------------------------------------------------- --------------- --------------- -------------
For the year ended December 31,                                 1998            1997         1996
-------------------------------------------------------- --------------- --------------- -------------
Net income (loss)                                          $ 795,000       $ 108,000     $ (2,046,000)
                                                           =========       =========     ============

Weighted average number of common shares outstanding       3,458,394       3,456,180       3,460,729
   Dilutive effect of stock options                            4,283           5,687               -
                                                               -----           -----     -----------
Weighted average number of common shares outstanding
assuming potential dilution                                3,462,677       3,461,867       3,460,729
                                                           =========       =========     ===========
Basic earnings per share                                       $0.23           $0.03          $(0.59)
                                                               =====           =====         =======
Earnings per share - assuming dilution                         $0.23           $0.03          $(0.59)
                                                               =====           =====         =======
-------------------------------------------------------- --------------- --------------- -------------

        Options to purchase 193,000 shares in 1998, 170,000 shares in 1997 and 138,000 shares in 1996 were not considered for their dilutive effect because the exercise price of the options exceeded the average market price for the respective year, and as such, the effect would be anti-dilutive.

        Additional disclosure concerning the convertible subordinated notes is provided in Note C to the Consolidated Financial Statements. The effect of the assumed conversion was not considered for its dilutive effect in any of the years presented as the conversion would have been anti-dilutive.

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


NOTE E - RETIREMENT PLANS

        The Company currently maintains two defined benefit pension plans covering substantially all salaried employees. These plans provide retirement benefits based primarily on employee compensation and years of service. In addition, the Company entered into an agreement to indemnify the cost of retiree health care and life insurance benefits for salaried employees of the Company who had retired prior to April 1992. Under the agreement, the Company may elect to prepay the Company's remaining obligation. The Company does not provide postretirement health and life insurance benefits for employees who retire subsequent to April 1992. The above mentioned plans are collectively referred to as the "Plans."

        The Company has adopted SFAS No. 132, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS" which was issued in February 1998. The following information was prepared in accordance with the new standard.

The following table provides a reconciliation of Plan obligations, assets and the net funded status:


                                                PENSION BENEFITS            Other Benefits
For the year ended December 31,                 1998       1997             1998      1997
--------------------------------------------------------------------------------------------
(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year         $1,672   $1,428              $2,397  $2,407
Service cost                                       268      294                   -       -
Interest cost                                      116      100                 116     126
Actuarial (gain)/loss                               13     (141)                 29    (136)
Benefit payments                                   (17)      (9)                  -       -
                                               ------- ---------       ------------ ---------
Benefit obligation at end of year                2,052    1,672               2,542   2,397
                                               ------- ---------       ------------ ---------
CHANGE IN PLAN ASSETS:
Fair value of Plan assets at beginning of year   1,592    1,163                  -        -
Actual return on Plan assets                       196      225                  -        -
Employer contributions                              92      213                  -        -
Benefit payments                                   (17)      (9)                 -        -
                                               ------- ---------       ------------ ---------
Fair value of Plan assets at end of year         1,863    1,592                  -        -
                                               ------- ---------       ------------ ---------

FUNDED STATUS:
Benefit obligations in excess of Plan assets       189       80              2,542    2,397
Unrecognized actuarial gains                       285      232                300      412
                                               ======= =========       ============ =========
Accrued benefit cost                              $474    $ 312             $2,842   $2,809
                                               ======= =========       ============ =========

        The Company funds its ERISA qualified defined benefit plan in accordance with guidelines established by the U.S. Department of Labor and limitations under federal income tax regulations. Other benefit plans are funded as benefit payments are required. The projected and accumulated benefit obligation for the Company's unfunded, non-qualified, defined benefit pension plan were $400,000 and $245,000, respectively, as of December 31, 1998 ($293,000 and $256,000,
respectively, in 1997).

The following table provides the components of the net periodic benefit cost:


----------------------------------------------------------------------------------------------------
                                            Pension Benefits                  Other Benefits
For the year ended December 31,          1998     1997    1996              1998     1997      1996
----------------------------------------------------------------------------------------------------

(IN THOUSANDS)
Service cost                             $ 268   $ 294    $ 311             $  -     $  -     $   -
Interest cost                              116     100       76              116      126       127
Expected return on Plan assets            (127)   (101)     (61)               -        -         -
Recognized net actuarial gain               (2)     (2)       -              (83)     (69)     (124)
                                      -------- -------- --------          ------- -------- ---------
Net period benefit cost                  $ 255   $ 291    $ 326             $ 33     $ 57     $   3
                                      ======== ======== ========          ======= ======== =========

        The assumptions used in the measurement of the Company's benefit obligations are as follows:


                                           PENSION BENEFITS   Other Benefits
As of December 31,                        1998         1997    1998    1997
------------------------------------------------------------------------------

Benefit obligation at beginning of year      7%         7%       7.25%    7%
Rate of compensation increase                5%         5%
Expected return on plan assets               8%         8%


        The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 5.75% for 1999 and is assumed to decrease to 5% in 2002 and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation by approximately $100,000 and the net periodic postretirement benefit cost by approximately $10,000. The Company recognizes 20% of deferred postretirement gains or losses annually.

        The Company also sponsors a defined contribution plan which covers substantially all salaried and hourly employees. Company contributions are generally determined as a percentage of the covered employees' contributions up to 3% of the employees' annual salary. Amounts expensed under this plan were approximately $129,000 in 1998, $140,000 in 1997 and $142,000 in 1996.

NOTE F - BUSINESS SEGMENTS

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," which the Company has adopted in the current year.

        Effective January 1, 1998, the Company began operating under a divisional structure aligned with the separate lines of business based on the types of products sold. Prior to 1998, the Company was operated as a single business segment under a functional management structure (i.e. sales, production). Under the former alignment, sales were reported and reviewed by product line but costs and assets were aggregated on a corporate basis without reference to the respective products. SFAS No. 131 segment information is provided for 1998 however, only sales is provided for 1997 and 1996 as other financial data was not previously captured with adequate detail to allow for accurate restatement.

        The Company's reportable segments are separate divisions that offer different products although customers are often served by more than one segment (primarily as it relates to the National Brands and Flavors division customers). The National Brands division sells proprietary flavorings, ingredients and packaging used in the licensed production of the Company's nationally branded frozen novelties and other ice cream products. The Flavors division sells flavors and ingredients to dairies for use in non-licensed dairy products (such as private label ice cream, flavored milk and cultured dairy products). The Foodservice division sells soft serve yogurt and premium ice cream mix to foodservice distributors. The Other segment consists primarily of amounts relating to the Company's Packaging division.

        Management measures divisional operating performance based on operating profit before selling, general and administrative expenses. Operating profit for the National Brands and Flavors divisions include the effect of $600,000 of inter-segment cost allocations associated with the Flavors division's production of National Brands flavors and ingredients. This inter-segment charge, which has no net effect on consolidated profitability, increases Flavors' profitability with an offsetting decrease in the National Brands profitability.

        Segment assets include inventories; property, plant and equipment; and goodwill and other intangibles. All other assets are managed on a corporate basis and are not considered in divisional analysis. The accounting policies for each of the business segments are the same as those described in the summary of significant accounting policies.




                                          NATIONAL
BUSINESS SEGMENTS                         BRANDS      FLAVORS     FOODSERVICE     OTHER    TOTALS
----------------------------------------- ----------- ----------- --------------- -------- ---------

(IN THOUSANDS)
1998 SEGMENT DATA
Sales                                    $41,648      $12,040       $ 8,127     $  1,677  $ 63,492

Depreciation and amortization expense      1,045          363           742          122     2,272
                                      ----------- ------------- ------------ ------------
    Corporate expense                                                                          385
                                                                                          ----------
      Total depreciation and
       amortization expenses                                                              $  2,657

Segment profitability                    $ 7,054     $  1,559       $ 1,848     $   (453) $ 10,008
                                      ----------- ------------- ------------ ------------ ----------
    Selling, general and
        administrative expenses                                                              8,253
    Interest income & expenses - net                                                           493
       Income before income taxes                                                         $  1,262
                                                                                          ==========
Identifiable assets                      $ 9,767     $  4,773      $ 12,379     $    991  $ 27,910
                                      ----------- ------------- ------------ ------------ ----------
    Corporate assets                                                                        12,178
    Total assets                                                                            40,088
                                                                                          ==========
Capital Expenditures                    $    145    $     639    $      256     $     95     1,135
                                      ----------- ------------- ------------ ------------ ----------
    Corporate expenditures                                                                     199
    Total capital expenditures                                                            $  1,334
                                                                                          ==========
1997 SEGMENT DATA
Sales                                    $44,428      $12,319     $   8,164     $  1,481  $ 66,392
                                      =========== ============= ============ ============ ==========
1996 SEGMENT DATA
Sales                                    $51,168      $12,570     $   8,763     $  1,583  $ 74,084
                                      =========== ============= ============ ============ ==========

        Due to the nature of the Company's licensing operations, four of the licensee dairies individually account for over 10% of the Company's total net sales. These four customers, in the aggregate, account for approximately 50% of annual net sales, most of which occur within the National Brands division. Based upon prior experience, management believes it could find a suitable replacement for the loss of any of its licensees and, as a result, such loss would not have a significant effect on the Company's operations, liquidity or capital resources.


NOTE G - INCOME (EXPENSE) FROM RESTRUCTURING ACTIVITIES

        During the third quarter of 1997, the Company consolidated its flavors production in New Berlin, Wisconsin. In connection with the consolidation, the Company discontinued flavors operations in Los Angeles, California, terminated the employment of the plant's 14 employees and sold the plant facility. The Company recorded third quarter 1997 income of $689,000 which included a $1,000,000 gain from the sale of the Los Angeles plant offset primarily by employee severances.

        During the fourth quarter of 1997, the Company completed a restructuring of its operations into a divisional operating unit alignment. In connection with this restructuring, two senior level employees were terminated with severance benefits of approximately $215,000. In addition, $200,000 of previously incurred severance and other non-recurring costs associated with the Company's 1997 restructuring activities were offset against the income recognized from the Flavors consolidation. During the third quarter of 1996, the Company recorded $593,000 of restructuring charges relating to severance commitments associated with a change in executive management. All severance commitments associated with the restructuring activities have been paid as of December 31, 1998.


NOTE H - OTHER INFORMATION

        The Company is subject to litigation incidental to the conduct of its business, the disposition of which is not expected to have a significant effect on the Company's financial condition or operations. The Company is also subject to government agency regulations relating to food products, environmental matters and other aspects of its business. The Company is involved in environmental testing activities resulting from past operations. The Company has recorded amounts which, in management's best estimate, will be sufficient to satisfy the anticipated cost of such activities.

        In 1991, the Company sold, at its cost, approximately $1,000,000 of machinery and equipment purchased for resale. As a result of the sale, the Company received a ten year note, payable annually, from its customer. The long term portion of the note receivable amounts to approximately $275,000 at December 31, 1998 ($400,000 in 1997), which is included in other assets, and is net of an unamortized discount of approximately $58,000 ($100,000 in 1997). The note bears imputed interest at approximately 10% and is collateralized by the machinery and equipment. Based upon prevailing interest rates, and after consideration of credit risk, the carrying value is a fair approximation of market value.

        During the fourth quarter of 1998, the Company entered into negotiations and reached a settlement of terms relating to past due rental income owed to the Company in connection with ice cream making equipment leased to one of the Company's licensee customers. The Company had previously received rental income based on the "units of production" manufactured on the equipment since 1992 but at amounts less than that required to fully amortize the Company's original investment. The customer acknowledged its past due obligation and agreed to pay $600,000 to bring the lease current at December 31, 1998. As collectibility of the lease payments was not reasonably predictable, no contingent rent had been previously recorded and the $600,000 recovery was recognized in the fourth quarter 1998 as a reduction of cost of goods sold (consistent with the previous rent received on this equipment). In January 1999, the Company sold the leased equipment to the licensee customer at the Company's net carrying value which, management believes, approximated the fair market value.

  REPORT OF INDEPENDENT AUDITORS,                         REPORT OF MANAGEMENT
  ERNST & YOUNG LLP

  SHAREHOLDERS AND BOARD OF DIRECTORS                     ESKIMO PIE CORPORATION
  ESKIMO PIE CORPORATION
                                                          The  consolidated   financial   statements  and  other
  We  have  audited  the   accompanying   consolidated    financial  information of Eskimo Pie Corporation  have
  balance  sheets  of  Eskimo  Pie  Corporation  as of    been prepared by management,  which is responsible for
  December   31,  1998  and  1997,   and  the  related    their  integrity  and  objectivity.  These  statements
  consolidated   statements  of  income,   changes  in    have  been  prepared  in  accordance   with  generally
  shareholders'  equity and cash flows for each of the    accepted    accounting     principles    and,    where
  three years in the period  ended  December 31, 1998.    appropriate,  reflect estimates based on judgements of
  These  financial  statements are the  responsibility    management.
  of the Company's  management.  Our responsibility is
  to express an opinion on these financial  statements          The  Company  maintains  a  system  of  internal
  based on our audits.                                    financial  controls which considers the expected costs
                                                          and  benefits  of  specific  control   procedures  and
        We  conducted  our audits in  accordance  with    provides reasonable  assurance that Company assets are
  generally   accepted   auditing   standards.   Those    protected  against loss or misuse,  that  transactions
  standards  require  that we  plan  and  perform  the    are   executed   in   accordance   with   management's
  audit to obtain  reasonable  assurance about whether    authorization  and that the  financial  records can be
  the  financial   statements  are  free  of  material    relied  upon  to  produce   financial   statements  in
  misstatement.  An  audit  includes  examining,  on a    accordance   with   generally   accepted    accounting
  test  basis,  evidence  supporting  the  amounts and    principles.  The internal  financial  controls  system
  disclosures  in the financial  statements.  An audit    is supported by the management of the Company  through
  also includes  assessing the  accounting  principles    the  establishment  and  communication of business and
  used and  significant  estimates made by management,    accounting  policies,  the division of  responsibility
  as  well  as   evaluating   the  overall   financial    in organizational  matters,  and the careful selection
  statement  presentation.  We believe that our audits    and training of management personnel.
  provide a reasonable basis for our opinion.
                                                                 The consolidated financial statements have been
        In our  opinion,  the  consolidated  financial    audited by the Company's independent  auditors,  Ernst
  statements  referred to above present fairly, in all    & Young LLP.  Their audit was  conducted in accordance
  material   respects,   the  consolidated   financial    with generally  accepted auditing  standards and their
  position of Eskimo Pie  Corporation  at December 31,    report  is  included  elsewhere  herein.  As a part of
  1998 and 1997, and the  consolidated  results of its    their audit,  Ernst & Young LLP develops and maintains
  operations  and its cash flows for each of the three    an understanding of the Company's internal  accounting
  years in the period  ended  December  31,  1998,  in    controls  and  conducts  such tests and  employs  such
  conformity   with  generally   accepted   accounting    procedures as they consider  necessary to render their
  principles.                                             opinion on the financial statements.

                                                                  The Board of Directors exercises its oversight
                                                          role with respect to the Company's system of internal
                                                          financial controls primarily through its Audit
                                                          Committee which consists of outside directors. The
                                 /s/ Ernst & Young LLP    Board of  Directors,  upon the  recommendation  of the
                                                          Audit  Committee,  selects  the  independent  auditors
                                                          subject  to  ratification  by  the  shareholders.  The
                                                          Audit     Committee    meets     periodically     with
  Richmond, Virginia                                      representatives  of management.  Ernst & Young LLP has
  February 26, 1999                                       full  and  free   access   to  meet   with  the  Audit
                                                          Committee, with or without the presence  of management
                                                          representatives.


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

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III


           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information on the Company's Board of Directors is included under the caption "Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting to be held on May 12, 1999 (Proxy Statement) and is incorporated herein by reference. Information on Section 16(a) compliance is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.


                         ITEM 11. EXECUTIVE COMPENSATION

      Information on compensation is included under the captions "Compensation Committee Interlocks and Insider Participation", "Compensation of Directors" and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.


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

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a) (1) The following financial statements of Eskimo Pie Corporation are included in Item 8:

               Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

               Consolidated Balance Sheets at December 31, 1998 and 1997

               Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

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

(b)       REPORTS ON FORM 8-K

          Current Report on Form 8-K dated November 18, 1998 - Item 5. Other Events, to file the Company's press release response to an unsolicited proposal to acquire the Company.

          Current Report on form 8-K dated December 2, 1998 - Item 5. Other Events, to file the Company's press release reponse to an unsolicited proposal to acquire the Company.

(c)       EXHIBITS

          The exhibits listed in the accompanying "Index of Exhibits" are filed as part of this Annual Report and each management contract or compensatory plan or arrangement included therein is identified as such.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 25th day of March, 1999.

                                          ESKIMO PIE CORPORATION


                                          /s/ David B. Kewer
                                          -------------------
                                          David B. Kewer
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of the 25th day of March 1999.

      Signature                                      Title
/s/    David B. Kewer                          President and
---------------------                          Chief Executive Officer
       David B. Kewer                          (Principal Executive Officer)

/s/   Thomas M. Mishoe, Jr.                    Chief Financial Officer,
---------------------------                    Vice President, Treasurer
      Thomas M. Mishoe, Jr.                    and Corporate Secretary
                                               (Principal Financial and Accounting Officer)

/s/   William T. Berry, Jr.                    Assistant Vice President, Controller
---------------------------
      William T. Berry, Jr.

*/s/  Arnold H. Dreyfuss, Jr.                  Chairman of the Board
-----------------------------
      Arnold H. Dreyfuss, Jr.

*/s/  Wilson H. Flohr, Jr.                     Director
--------------------------
      Wilson H. Flohr, Jr.

*/s/  F. Claiborne Johnston, Jr.               Director
--------------------------------
      F. Claiborne Johnston, Jr.

*/s/  Daniel J. Ludeman                        Director
-----------------------
      Daniel J. Ludeman

*/s/  Judith B. McBee                          Director
---------------------
      Judith B. McBee

*/s/  Robert C. Sledd                          Director
---------------------
      Robert C. Sledd


*By /s/   David B. Kewer
------------------------
          David B. Kewer
          Attorney-in-fact

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

4.1 (a) Rights Agreement dated as of January 21, 1993, between the Company and Mellon Securities Trust Company, incorporated herein by reference to Exhibit 28.1 to the Company's Current Report on Form 8-K dated January 21, 1993.

         (b) Amendment No. 1, dated as of November 23, 1998, between Eskimo Pie Corporation and First Union National Bank, as successor Rights Agent, to Rights Agreement dated as of January 21, 1993, between the Company and Mellon Securities Trust Company, filed herewith.

4.2 The Company agrees to furnish to the Commission upon request any instrument with respect to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of the Company's total consolidated assets.

10.1* (a) Executive Severance Agreement between the Company and Thomas M. Mishoe, Jr. dated February 19, 1996, incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         (b) Amendment No. 1, effective as of January 7, 1999, to the Executive Severance Agreement between the Company and Thomas M. Mishoe, Jr., dated February 19, 1996, filed herewith.

10.2* (a) Executive Severance Agreement between the Company and William J. Weiskopf, dated September 1, 1997, incorporated herein by reference to
         Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         (b) Amendment No. 1, effective as of January 7, 1999, to the Executive Severance Agreement between the Company and William J. Weiskopf, dated September 1, 1997, filed herewith.

10.3* (a) Executive Severance Agreement between the Company and K. P. Ferryman dated August 21, 1995, incorporated herein by reference to
         Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         (b) Amendment No. 1, effective as of January 7, 1999, to the Executive Severance Agreement between the Company and K. P. Ferryman, dated August 21, 1995, filed herewith.

10.4* (a) Executive Severance Agreement between the Company and Craig L. Hettrich dated December 18, 1998, amending and superseding the Executive Severance Agreement dated February 2, 1998, filed herewith.

         (b) Amendment No. 1, effective as of January 7, 1999, to the Executive Severance Agreement between the Company and Craig L. Hettrich, dated December 18, 1998, filed herewith.

10.5* (a) Executive Severance Agreement between the Company and V. Stephen Kangisser dated May 15, 1996, incorporated herein by reference to
         Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996.

         (b) Amendment No. 1, effective as of January 7, 1999, to the Executive Severance Agreement between the Company and V. Stephen Kangisser, dated May 15, 1996, filed herewith.

10.6* (a) Executive Severance Agreement between the Company and David B. Kewer dated March 1, 1997, incorporated herein by reference to Exhibit
         10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         (b) Amendment No. 1, effective as of January 7, 1999, to the Executive Severance Agreement between the Company and David B. Kewer, dated March 1, 1997, filed herewith.

10.7* Incentive Stock Plan dated February 17, 1992, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No.33-45852).

10.8* 1996 Incentive Stock Plan, as amended effective March 6, 1998, incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 1998.

10.9* Senior Management Annual Incentive Plan, dated as of January 1, 1993, incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.10* Salaried Retirement Plan dated as of April 6, 1992, as amended, filed herewith.

10.11* Executive Retirement Plan and Trust dated as of April 6, 1992, as amended, filed herewith.

10.12* Letter Agreement dated October 9, 1997 between the Company and Carl D. Hornbeak, incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.13*   Letter Agreement dated September 19, 1996 between the Company and David
         V. Clark, incorporated herein by reference to Exhibit 10.15 to the Company's Report on Form 10-Q for the quarter ended September 30, 1996.

10.14 Master License Agreement between the Company and Welch Foods Inc. dated as of August 1, 1998, incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998.

10.15 Letter Agreement; dated March 20, 1998, for a $10,000,000 revolving line of credit between the Company and Crestar Bank, filed herewith.

10.16 (a) Credit Agreement, dated as of May 5, 1994, between the Company and First Union National Bank of Virginia, incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         (b) Amendment No. 1, dated as of April 18, 1997, to the Credit Agreement, dated as of May 5, 1994, between the Company and First Union National Bank of Virginia, filed herewith.

         (c) Amendment No. 2, dated as of April 28, 1998, to the Credit Agreement, dated as of May 5, 1994, between the Company and First Union National Bank of Virginia, filed herewith.

10.17 Agreement dated February 17, 1992 between the Company and Reynolds Metals Company, incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 33-45852).

10.18 Form of Reimbursement Agreement dated as of February 17, 1992 between the Company and Reynolds Metals Company, incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 33-45852).

10.19* (a) Eskimo Pie Corporation Savings Plan and Trust, as amended, filed herewith.


10.20* Eskimo Pie Corporation Employee Stock Purchase Plan, as amended, filed herewith.

21.      Subsidiaries of the Registrant.

23.      Consent of Independent Auditors, Ernst & Young LLP.

24.      Powers of Attorney.

27.      Financial Data Schedules.

*        Exhibits are Management Contracts or Compensatory Plans or
         Arrangements.


----------------------------------------

In accordance with the Securities and Exchange Commission's requirements, we will furnish copies of the exhibits listed for a copying fee of 10 cents per page. Please direct your request to:

      Corporate Secretary
      Eskimo Pie Corporation
      P.O. Box 26906
      Richmond, Virginia 23261-6906
      Phone No. (804) 560-8400