Form 10-Q
period 1999-03-31
ESKIMO PIE CORP
filed 1999-05-14
CIK 787520

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                  ------------


    (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

            Class                            Outstanding at April 30, 1999
            -----                            -----------------------------
Common Stock, $1.00 Par Value                          3,458,597

                             ESKIMO PIE CORPORATION
                                      Index


                                                                           Page
                                                                          Number
                                                                          ------
Part I.           Financial Information

      Item 1.     Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income
                  Three Months Ended March 31, 1999 and 1998                 1

                  Condensed Consolidated Balance Sheets
                  March 31, 1999; December 31, 1998 and March 31, 1998       2

                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1999 and 1998                 3

                  Notes to Condensed Consolidated Financial Statements       4

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        6

Part II.          Other Information

      Item 5.     Other Information                                         10

      Item 6.     Exhibits and Reports on Form 8-K                          10


                                                      ESKIMO PIE CORPORATION
                                      Condensed Consolidated Statements of Income (Unaudited)


  For the three months ended March 31,                                                             1999               1998
  ----------------------------------------------------------------------------------------- ------------------- -----------------
  (In thousands, except Per Share Data)
  Net sales                                                                                    $     16,129        $     16,031
  Cost of products sold                                                                               9,283               9,501
                                                                                            ------------------- -----------------
           Gross profit                                                                               6,846               6,530

  Advertising and sales promotion expenses                                                            3,881               3,662
  Selling, general and administrative expenses                                                        2,143               2,418
  Expense from restructuring activities                                                                 314                   -
                                                                                            ------------------- -----------------
           Operating income                                                                             508                 450

  Interest income                                                                                        19                  61
  Interest expense and other - net                                                                      159                 192
                                                                                            ------------------- -----------------
           Income before income taxes                                                                   368                 319

  Income tax expense                                                                                    136                 118
                                                                                            ------------------- -----------------

           Net income                                                                          $        232        $        201
                                                                                            =================== =================

  Per  Share Data
           Basic:
                Weighted average number of common shares outstanding                              3,462,796           3,458,002
                Net income                                                                     $       0.07        $       0.06
                                                                                            =================== =================

           Assuming dilution:
                Weighted average number of common shares outstanding                              3,469,385           3,463,107
                Net income                                                                     $       0.07        $       0.06
                                                                                            =================== =================

           Cash dividend                                                                       $       0.05        $       0.05
                                                                                            =================== =================


                                                      ESKIMO PIE CORPORATION
                                         Condensed Consolidated Balance Sheets (Unaudited)


                                                                                March 31,      December 31,         March 31,
As of                                                                             1999             1998               1998
-------------------------------------------------------------------------- ----------------- ------------------ ----------------
(In thousands, except share data)

Assets
Current assets:
         Cash and cash equivalents                                            $      1,008      $        530       $      1,830
         Receivables                                                                 8,888             6,817              8,880
         Inventories                                                                 5,418             4,897              4,762
         Prepaid expenses                                                              611               889                712
                                                                           ----------------- ------------------ ----------------

               Total current assets                                                 15,925            13,133             16,184

         Property, plant and equipment - net                                         7,070             7,665              7,901
         Goodwill and other intangibles                                             17,395            17,645             17,433
         Other assets                                                                1,636             1,645              1,998
                                                                           ----------------- ------------------ ----------------

               Total assets                                                   $     42,026      $     40,088       $     43,516
                                                                           ================= ================== ================

Liabilities and Shareholders' Equity

Current liabilities:
         Accounts payable                                                     $      3,876      $      2,875       $      4,087
         Accrued advertising and promotion                                           2,740             1,728              2,784
         Accrued compensation and related amounts                                      293               211                442
         Other accrued expenses                                                        889               657                932
         Current portion of long term debt                                           1,317             1,317              1,317
                                                                           ----------------- ------------------ ----------------

              Total current liabilities                                              9,115             6,788              9,562

Long term debt                                                                       7,371             3,901              4,889
Convertible subordinated notes                                                           -             3,800              3,800
Postretirement benefits and other liabilities                                        3,201             3,373              3,146

Shareholders' equity:
         Preferred stock, $1.00 par value; 1,000,000 shares
              authorized, none issued and outstanding                                    -                 -                  -
         Common stock, $1.00 par value; 10,000,000 shares
              authorized, 3,462,796 issued and outstanding in 1999,
              3,458,597 at December 31,1998 and 3,458,002 at
              March 31, 1998                                                         3,463             3,459              3,458
         Additional capital                                                          4,443             4,393              4,361
         Retained earnings                                                          14,433            14,374             14,300
                                                                           ----------------- ------------------ ----------------

              Total shareholders' equity                                            22,339            22,226             22,119
                                                                           ----------------- ------------------ ----------------

              Total liabilities and shareholders' equity                      $     42,026      $     40,088       $     43,516
                                                                           ================= ================== ================


                             ESKIMO PIE CORPORATION
           Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31,                                                                   1999                1998
------------------------------------------------------------------------------------------- ------------------- -------------------
(In thousands)
Operating activities
         Net income                                                                           $        232        $         201
         Adjustments to reconcile net income to net cash
              used in operating activities:
                  Depreciation and amortization                                                        614                  626
                  Change in deferred income taxes and other assets                                      (3)                 (80)
                  Change in postretirement benefits and other liabilities                             (174)                 (70)
                  Change in receivables                                                             (2,070)              (3,559)
                  Change in inventories and prepaid expenses                                          (242)                 (96)
                  Change in accounts payable and accrued expenses                                    2,351                2,244
                                                                                            ------------------- -------------------

         Net cash provided by (used in) operating activities                                           708                 (734)

Investing activities
         Capital expenditures                                                                         (147)                (376)
         Proceeds from disposal of fixed assets                                                        401                    -
         Other                                                                                          18                   87
                                                                                            ------------------- -------------------

         Net cash provided by (used in) investing activities                                           272                 (289)

Financing activities
         Borrowings                                                                                  3,800                    -
         Redemption of convertible subordinated notes                                               (3,800)                   -
         Principal payments on long term debt                                                         (329)                (329)
         Cash dividends                                                                               (173)                (171)
                                                                                            ------------------- -------------------

         Net cash used in financing activities                                                        (502)                (500)
                                                                                            ------------------- -------------------

Change in cash and cash equivalents                                                                    478               (1,523)
Cash and cash equivalents at the beginning of the year                                                 530                3,353
                                                                                            ------------------- -------------------

Cash and cash equivalents at the end of the quarter                                           $      1,008        $       1,830
                                                                                            =================== ===================

                             ESKIMO PIE CORPORATION
              Notes to Condensed Consolidated Financial Statements


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company's business is highly seasonal which generally results in a higher level of sales and certain related advertising and sales promotion expenses preceding and during the summer. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of March 31, 1999 and its results of operations for the three months ended March 31, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1998 Annual Report.


NOTE B - INVENTORIES Inventories are classified as follows:
------------------------------------------------ -------------------------- ------------------------ -----------------------
As of                                                 March 31, 1999           December 31, 1998         March 31, 1998
------------------------------------------------ -------------------------- ------------------------ -----------------------
(In thousands)
Finished goods                                         $    3,471                  $   3,294               $    3,131
Raw materials and packaging supplies                        2,986                      2,642                    2,562
                                                       ----------                  ---------               ----------
           Total FIFO inventories                           6,457                      5,936                    5,693
LIFO reserves                                              (1,039)                  (  1,039)                    (931)
                                                       ----------                  ---------               ----------
                                                       $    5,418                  $   4,897               $    4,762
                                                       ==========                  =========               ==========
------------------------------------------------ -------------------------- ------------------------ -----------------------



NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:
----------------------------------------------------------------------------- ------------------------- ----------------------
For the three months ended March 31,                                                        1999                    1998
----------------------------------------------------------------------------- ------------------------- ----------------------
Net income                                                                            $ 232,000                 $ 201,000
                                                                                      =========                 =========

Weighted average number of common shares outstanding                                  3,462,796                 3,458,002
Dilutive effect of stock options                                                          6,589                     5,105
                                                                                      ---------                 ---------
Weighted average number of common shares outstanding
    assuming potential dilution                                                       3,469,385                 3,463,107
                                                                                      =========                 ---------

Basic earnings per share                                                                  $0.07                     $0.06
                                                                                          =====                     =====

Earnings per share - assuming dilution                                                    $0.07                     $0.06
                                                                                          =====                     =====
----------------------------------------------------------------------------- ------------------------- ----------------------

Options to purchase 193,156 shares in 1999 and 202,316 in 1998 were not considered for their dilutive effect because the exercise price of the options exceeded the average market price for the respective year, and as such, the effect would be anti-dilutive. The effect of the assumed conversion of the previously issued convertible subordinated notes was also excluded from the earnings per share calculations as the assumed conversion would also have been anti-dilutive.

NOTE D - BUSINESS SEGMENTS
------------------------------------------------------- ------------ --------------- ----------------- ----------- ------------
                                                           National
Business Segments                                           Brands        Flavors      Foodservice       Other       Totals
------------------------------------------------------- ------------ --------------- ----------------- ----------- ------------
Three months ended March 31, 1999
Sales                                                       $10,558        $ 2,916        $ 2,113      $     542    $ 16,129
                                                            =======        =======        =======      =========    ========

Segment profitability                                       $ 1,952        $   601        $   447      $     (35)   $  2,965
    Selling, general and administrative expenses                                                                      (2,143)
    Expense from restructuring activities                                                                               (314)
    Interest income and expense - net                                                                                   (140)
 Income before income taxes                                                                                         $    368

------------------------------------------------------- ------------ --------------- ------------- --------------- ------------
Three months ended March 31, 1998

Sales                                                       $11,024        $ 2,796       $  1,813      $     398   $ 16,031
                                                            =======        =======       ========      =========   ========

Segment profitability                                       $ 1,955        $   509       $    538      $    (134)  $   2,868
    Selling, general and administrative expenses                                                                      (2,418)
    Interest income and expense - net                                                                                   (131)
Income before income taxes                                                                                         $     319

------------------------------------------------------- ------------ --------------- ------------- --------------- ------------

NOTE E - RESTRUCTURING EXPENSES

In March 1999, the Company discontinued certain non-core manufacturing operations and as a result, terminated the employment of seven production employees at its Bloomfield, New Jersey packaging plant. As a result, the Company incurred related severance costs of approximately $104,000, most of which will be paid in the second quarter of 1999.

Also included in Expense from Restructuring Activities is $210,000 of incremental costs (primarily third party professional service fees) specifically associated with the Company's previously announced decision to explore a full range of strategies to enhance shareholder value.


NOTE F - FINANCING ARRANGEMENTS

As partial consideration in connection with the 1994 acquisition of Sugar Creek Foods, the Company issued $3,800,000 in convertible subordinated notes to the former Sugar Creek Foods' shareholders. These notes became due in February 1999 and were refinanced on a long term basis (through April 2000) under the Company's $10,000,000 committed line of credit.

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

RESULTS OF OPERATIONS

         During the first quarter of 1999, net income was $232,000 or $0.07 per share on sales of $16.1 million. These results are a slight improvement over first quarter 1998 net income of $201,000 ($0.06 per share) and sales of $16.0 million.

         The 1999 results, however, include restructuring charges of approximately $314,000 which, after related tax effects, reduced net income by $198,000 or $0.06 per share. The restructuring charges consist of severance costs associated with the discontinuance of certain non-core and unprofitable manufacturing operations in the Company's Packaging division and expenses incurred in connection with the Company's previously announced consideration of strategic alternatives (additional discussions regarding both of these items are provided below). Exclusive of the restructuring charges, net income would have been $430,000 ($0.12 per share) or approximately double the 1998 results.

         It is not the Company's intent to imply that alternate measures of performance are more meaningful than net income as determined in accordance with generally accepted accounting principles. Management believes, however, that investors should consider the effects of the restructuring activities as they assess the results of the Company's on-going operations.

Net Sales and Gross Profit

         On an absolute dollar basis, first quarter 1999 sales were consistent with those in 1998. However, sales of Eskimo Pie brand products in the licensing and Foodservice businesses increased by 9.7% and, when coupled with the increased licensing fees discussed below, offset declines in the sales of other licensed brands. Licensed Eskimo Pie brand sales increased 7.1% largely as a result of the Company's initiatives to improve retail distribution in the populous Northeast markets. Foodservice sales continued the trend noted in the second half of 1998 and increased 16.6% as a result of successful efforts to focus on high volume, national foodservice operators. The Eskimo Pie licensed and Foodservice businesses provide higher gross margins than most of the Company's other businesses and, as such, a shift in the Company's sales mix towards these businesses improves the Company's overall gross margin. The
Company believes these trends are encouraging given the recently announced decision to implement a growth and restructuring plan focused on the core Eskimo Pie brand within the licensing and Foodservice businesses.

         Sales and gross margin were also favorably affected by quarterly licensing fees recognized as a result of new licensing agreements entered into with the Company's six largest customers effective January 1, 1999. The new licensing fees increased sales by $220,000 during the first quarter of 1999 and account for approximately half of the increase in gross margin, as a percent of sales.

Expenses and Other Income

         As compared with the prior year, advertising and sales promotion expenses increased in both an absolute amount and as a percent of sales. This increase reflects the Company's intent to increase spending on the core Eskimo Pie brand as well as the additional costs to introduce two Welch's brand novelties.

      Selling, general and administrative expenses continue to decline as a result of management's initiatives to control these costs.

       During the first quarter of 1999, the Company continued its efforts associated with the consideration of strategies available to enhance shareholder value (the results of which are discussed below). Included in "Expense from Restructuring Activities" is $210,000 of incremental costs (primarily third party professional service fees) specifically associated with this process. The Company currently anticipates approximately $500,000 of additional 1999 expenses associated with this process and other restructuring activities although the gains associated with the anticipated sale of certain non-core assets should exceed these costs.

      In March 1999, the Company discontinued certain non-core manufacturing operations and terminated the employment of seven production employees at its Bloomfield, New Jersey packaging plant who were not involved in the production of products for the Company's licensing businesses. As a result, the Company incurred related severance costs of approximately $104,000, most of which will be paid in the second quarter of 1999. The Company does not anticipate any significant on-going financial impact from the initial restructuring of the Company's Packaging division.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

         The Company's financial position remains strong. Increased collection of accounts receivable and the sale of certain fixed assets previously leased to one of its licensee customers improved the Company's cash flow and current ratio at March 31, 1999 as compared with the same period in 1998. Scheduled payments towards long term debt have also reduced debt by $1.3 million over the past year and significantly improved the Company's debt to equity position.

       The Company's convertible subordinated notes became due in February 1999 and were refinanced on a long term basis under the Company's $10 million committed line of credit which is available through April 2000. The Company generally seeks a one year extension of the line of credit during the second quarter of each year and is currently in negotiation with several parties to obtain an extension for the line of credit and/or other long term financing of the $3.8 million borrowing used to redeem the convertible subordinated notes.

       The Company believes that the annual cash generated from operations and funds available under its credit agreements will provide the Company with sufficient funds and the financial flexibility to support its ongoing business, strategic objectives and debt repayment requirements.

FUTURE PLANS AND FINANCIAL EXPECTATIONS

       As previously announced, the Company recently concluded the formal process, begun in the fourth quarter of 1998, to explore the full range of strategies available to enhance long term shareholder value. During its review, the Company, along with its financial advisor, held detailed discussions with numerous third parties concerning potential business combinations and reviewed various restructuring and recapitalization strategies.

       After careful analysis and consideration of the strategic alternatives available to the Company, the Company's Board of Directors authorized management to implement an aggressive growth and restructuring plan focused on the Eskimo Pie brand within the licensing and foodservice businesses. The growth and restructuring plan includes, among other actions, 1) significantly increased investments in advertising, trade promotion and product development surrounding the core Eskimo Pie brand, 2) the sale of certain non-core assets at prices accretive to the long term value of the Company and 3) additional overhead and staff reductions.

       While the Company remains open to considering additional viable alternatives which may become available, management believes that the success of the Company and improvements in long term shareholder value are highly dependent upon the growth of the Eskimo Pie brand. Focused Eskimo Pie brand initiatives will require additional advertising and promotional spending in 2000 which is expected to lead to increased sales in the second half of 2000 and beyond. Cash provided from the sale of non-core assets and savings from a leaner operating structure are expected to provide the necessary funding for increased investment in the Eskimo Pie businesses.

       As the Company  begins to implement  its growth and  restructuring  plan, management currently projects that 1999 annual sales will approximate $68 million, gross margin will approach 42% and selling, general and administrative expenses will remain consistent with 1998 levels. Based on these projections, 1999 earnings, before the effects of any non-recurring gains or losses from restructuring activities, are expected to increase by 65 to 75% on an annual basis over 1998 results.

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

         The Company continues with the implementation of a new management information system that will, among other benefits which extend well beyond Y2K Problems, address the Company's Y2K Problems relating to financial and operational management information. The new information system is installed and implementation is complete in over half of the Company's operations. The remaining operations are expected to be implemented by mid-1999. Project expenditures relating to the new management information system approximate $1,600,000 through March 31, 1999 and the Company expects to incur an additional $250,000 to complete the project. The costs of the new management information system have been capitalized under the provisions of the AICPA's Statement of Position 98-1 and are being amortized to expense over the expected useful life.

         The Company is also in the process of reviewing other internal systems and equipment to assess their exposure to the Y2K Problem. Most of the Company's plant and office equipment is mechanical in nature and therefore, is not be subject to the Y2K Problem. The Company expects to complete its review of other internal systems and equipment during the second quarter of 1999. At this time, management does not anticipate any material costs to remedy Y2K Problems associated with other internal systems and equipment, however, no guarantee can be made that problems will not be identified that require material costs to remedy. The Company will develop remedies and contingent plans to address any problems when, and if, they are identified.

         Finally, the Company made inquiries with its external trading partners to assess their readiness to the Y2K Problem. Such inquiries are resulting in the collection and appraisal of voluntary statements made by external parties with limited opportunity for independent factual verification. Although the Company has undertaken reasonable efforts to determine the readiness of its trading partners, no assurance can be given to the validity or reliability of information obtained. During the remainder of the year, the Company expects to develop initial contingency plans to address the potential failure of its key trading partners to be Y2K compliant. Management believes, based on past experience, that it could locate suitable replacements if any partners were lost due to Y2K Problems. However, the Company can not reliably predict the readiness of all of its partners (as well as the readiness of their respective external trading partners) and as such, the Company could be affected by the disruption of other business interests outside of the Company's control.

         The Company believes its approach to the Y2K Problem is adequate to maintain the continuation of its business operations with limited financial or operational impact. However, the Y2K Problem has many aspects and potential consequences, some of which may not be reasonably anticipated, and there can be no assurance that unforeseen consequences will not arise.

FORWARD LOOKING STATEMENTS

         Statements contained in this Report on Form 10-Q regarding the Company's future plans and projected performance are forward looking statements within the meaning of federal securities laws and are based upon management's current expectations and beliefs about future events and their effect upon Eskimo Pie Corporation. There can be no assurance that future developments will mirror those currently anticipated by management. These forward looking statements involve risks and uncertainties including but not limited to the highly competitive nature of the frozen dessert market and the level of consumer interest in the Company's products, product costing, the weather, the performance of management including management's ability to implement its plans as contemplated, the Company's relationships with its licensees and licensors, the impact of Year 2000 matters and government regulation. The risks and uncertainties are further discussed in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1998. Actual results may vary materially from those included herein and the Company assumes no responsibility for updating these statements.

                           PART II, OTHER INFORMATION


Item 5.      Other Information

         As previously announced, the Company's Annual Meeting of Shareholders, originally scheduled to be held on May 12, 1999, has been postponed and rescheduled to be held on September 8, 1999. The Company will be furnishing revised proxy materials to shareholders of record as of the new record date to be established in connection with the rescheduled meeting. Under the Company's Bylaws, in order for a shareholder proposal to be properly brought before the rescheduled meeting, notice of intent to bring such a proposal before the meeting must be delivered to the Company on or before June 9, 1999 in accordance with the procedures set forth in the Bylaws. A copy of the Bylaws, as currently in effect, is filed herewith as Exhibit 3.2. Any shareholder desiring a copy of the Bylaws will be furnished one without charge upon written request to the Secretary.

         In accordance with Rule 14a-8 under the Securities Exchange Act of 1934, the Board of Directors of the Company need not include an otherwise appropriate shareholder proposal in its revised proxy statement or new form of proxy for the rescheduled meeting unless the proposal is received by the Secretary of the Company at the Company's principal place of business on or before June 9, 1999.


Item 6.      Exhibits and Reports on Form 8-K

a. Exhibits:

             3.2 Amended and Restated Bylaws, as last amended effective April 8, 1999, filed herewith.

             27.     Financial Data Schedules, filed herewith.

b. Reports on Form 8-K:

             Current Report on Form 8-K dated April 9, 1999 - Item 5. Other Events, to file the Company's press release announcing the conclusion of the Company's consideration of strategic options and the results thereof.

             Current  Report on Form 8-K dated  April 16,  1999 - Item 5.  Other
             Events, to file the Company's press release announcing first quarter 1999 results and the postponement of the Company's Annual Meeting of Shareholders.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ESKIMO PIE CORPORATION



Date:  May 14, 1999                   By /s/  David B. Kewer
                                         -------------------
                                      David B. Kewer
                                      President and Chief Executive Officer



Date:  May 14, 1999                   By /s/  Thomas M. Mishoe, Jr.
                                         --------------------------
                                      Thomas M. Mishoe, Jr.
                                      Chief Financial Officer, Vice President,
                                      Treasurer and Corporate Secretary



Date:  May 14, 1999                   By /s/  William T. Berry, Jr.
                                         --------------------------
                                      William T. Berry, Jr.
                                          Assistant Vice President, Controller