Form 10-Q
period 1999-06-30
ESKIMO PIE CORP
filed 1999-08-12
CIK 787520

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                  ------------
                                   (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999.

            Class                                  Outstanding at July 31, 1999
            -----                                  ----------------------------
Common Stock, $1.00 Par Value                                3,462,850

                                              ESKIMO PIE CORPORATION

                                                       Index

                                                                           Page
                                                                          Number
                                                                          ------

Part I.        Financial Information

      Item 1.  Financial Statements (Unaudited)

               Condensed Consolidated Statements of Income                1
               Three and Six Months Ended June 30, 1999 and 1998

               Condensed Consolidated Balance Sheets                      2
               June 30, 1999; December 31, 1998 and June 30, 1998

               Condensed Consolidated Statements of Cash Flows            3
               Six Months Ended June 30, 1999 and 1998

               Notes to Condensed Consolidated Financial Statements       4

      Item 2.  Management's Discussion and Analysis of Financial          7
               Condition and Results of Operations

Part II.       Other Information

      Item 6.  Exhibits and Reports on Form 8-K                           11

                             ESKIMO PIE CORPORATION

             Condensed Consolidated Statements of Income (Unaudited)
                                                                     Three months ended                     Six months ended
                                                                          June 30,                              June 30,
                                                                    1999                1998             1999                1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                (In thousands, except share data)
Net sales                                                        $   22,146      $   20,114          $   38,275          $   36,145
Cost of products sold                                                11,715          11,052              20,998              20,553
                                                            -----------------------------------------------------------------------
         Gross profit                                                10,431           9,062              17,277              15,592

Advertising and sales promotion expenses                              5,827           5,215               9,708               8,877
Selling, general and administrative expenses                            2,039         2,072               4,182               4,490
Expense from restructuring activities                                   258               -                 572                   -
                                                            -----------------------------------------------------------------------
         Operating income                                             2,307           1,775               2,815               2,225

Interest income                                                          31              41                  50                 102
Interest expense and other - net                                        117             152                 276                 344
                                                            -----------------------------------------------------------------------
         Income before income taxes                                   2,221           1,664               2,589               1,983

Income tax expense                                                      822             615                 958                 733
                                                            -----------------------------------------------------------------------

         Net income                                              $    1,399      $    1,049          $    1,631          $    1,250
                                                            =======================================================================

Per Share Data
         Basic:

              Weighted average number of

                  common shares outstanding                       3,462,824       3,458,370           3,462,810           3,458,187
              Net income                                         $     0.40      $     0.30          $     0.47          $     0.36
                                                            =======================================================================

         Assuming dilution:
              Weighted average number of
                 common shares outstanding                        3,462,824      3,637,836            3,464,031           3,629,990
              Net income                                         $     0.40      $     0.30          $     0.47          $     0.36
                                                            =======================================================================

         Cash dividends                                          $     0.05      $     0.05          $     0.10          $     0.10
                                                            =======================================================================

                             ESKIMO PIE CORPORATION

                Condensed Consolidated Balance Sheets (Unaudited)
                                                                              June 30,          December 31,        June 30,
As of                                                                           1999                1998              1998
--------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)

Assets
Current assets:
         Cash and cash equivalents                                           $      2,179       $        530        $      2,285
         Receivables                                                               12,073              6,817              11,011
         Inventories                                                                5,227              4,897               5,895
         Prepaid expenses                                                             287                889                 819
                                                                          ------------------------------------------------------

                  Total current assets                                             19,766             13,133              20,010

         Property, plant and equipment - net                                        6,839              7,665               7,983
         Goodwill and other intangibles                                            17,142             17,645              17,221
         Other assets                                                               1,048              1,645               1,399
                                                                          ------------------------------------------------------

                  Total assets                                               $     44,795       $     40,088        $     46,613
                                                                          ======================================================

Liabilities and Shareholders' Equity

Current liabilities:
         Accounts payable                                                    $      3,496       $      2,875        $      6,144
         Accrued advertising and promotion                                          4,562              1,728               3,381
         Accrued compensation and related amounts                                     386                211                 401
         Other accrued expenses                                                     1,064                657                 784
             Income taxes                                                             250                  -                   -
         Current portion of long term debt                                          1,202              1,317               1,317
                                                                          ------------------------------------------------------

                  Total current liabilities                                        10,960              6,788              12,027

Long term debt                                                                      7,157              3,901               4,559
Convertible subordinated notes                                                          -              3,800               3,800
Postretirement benefits and other liabilities                                       3,108              3,373               3,216

Shareholders' equity:

         Preferred stock, $1.00 par value; 1,000,000 shares
                  authorized, none issued and outstanding                               -                  -                   -
         Common stock, $1.00 par value; 10,000,000 shares
                  authorized, 3,462,824 issued and outstanding in 1999,
                  3,458,597 at December 31, 1998 and 3,458,601 at June 30,
                  1998                                                              3,463              3,459               3,459
         Additional capital                                                         4,448              4,393               4,376
         Retained earnings                                                         15,659             14,374              15,176
                                                                          ------------------------------------------------------

                  Total shareholders' equity                                       23,570             22,226              23,011
                                                                          ------------------------------------------------------

                  Total liabilities and shareholders' equity                 $     44,795       $     40,088        $     46,613
                                                                          ======================================================


                             ESKIMO PIE CORPORATION

           Condensed Consolidated Statements Of Cash Flows (Unaudited)
For the six months ended June 30,                                                                  1999                  1998
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Operating activities

         Net income                                                                            $      1,631         $      1,250
         Adjustments to reconcile net income to net cash
              provided by operating activities:
                  Depreciation and amortization                                                       1,192                1,257
                  Change in deferred income taxes and other assets                                      704                  (56)
                  Change in postretirement benefits and other liabilities                              (292)                  (9)
                  Change in receivables                                                              (5,256)              (5,691)
                  Change in inventories and prepaid expenses                                              -                 (755)
                  Change in accounts payable and accrued expenses                                     4,334                4,708
                                                                                            --------------------------------------

         Net cash provided by operating activities                                                    2,313                  704

Investing activities
         Capital expenditures                                                                          (221)                (832)
         Proceeds from disposal of fixed assets                                                         401                    -
         Other                                                                                          161                   63
                                                                                            --------------------------------------

         Net cash provided by (used in) investing activities                                            341                 (769)

Financing activities

         Borrowings                                                                                   3,800                    -
         Redemption of convertible subordinate notes                                                 (3,800)                   -
         Principal payments on long term debt                                                          (659)                (659)
         Cash dividends                                                                                (346)                (344)
                                                                                            --------------------------------------

         Net cash used in financing activities                                                       (1,005)              (1,003)
                                                                                            --------------------------------------

Change in cash and cash equivalents                                                                   1,649               (1,068)
Cash and cash equivalents at the beginning of the year                                                  530                3,353
                                                                                            --------------------------------------

Cash and cash equivalents at the end of the quarter                                            $      2,179         $      2,285
                                                                                            ======================================

                             ESKIMO PIE CORPORATION
              Notes to Condensed Consolidated Financial Statements

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of June 30, 1999 and its results of operations for the three and six months ended June 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1998 Annual Report.

NOTE B - INVENTORIES Inventories are classified as follows:

                                                       June 30, 1999           December 31, 1998         June 30, 1998
-------------------------------------------------------------------------------------------------------------------------
(In thousands)
Finished goods                                         $    3,488                  $   3,294               $    3,783
Raw materials and packaging supplies                        2,776                      2,642                    3,043
                                                       ----------                  ---------               ----------
           Total FIFO inventories                           6,264                      5,936                    6,826
LIFO reserves                                              (1,037)                   ( 1,039)                    (931)
                                                       ----------                  ---------               ----------
                                                       $    5,227                  $   4,897               $    5,895
                                                       ==========                  =========               ==========

NOTE C - FINANCING ARRANGEMENTS

         On May 20, 1999, the Company renewed its $10 million committed line of credit which is now available for general corporate purposes through April 2001. Borrowings under the line bear interest at the lender's overnight money market rate plus 100 basis points.

         The Company used the line to refinance, on a long term basis, the February 1999 redemption of the previously issued $3.8 million in convertible subordinated notes.

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:

                                                                  Three months ended June 30,           Six months ended June 30,
                                                                    1999               1998              1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $ 1,399,000        $ 1,049,000       $  1,631,000       $  1,250,000
Reversal of interest expense from convertible
    subordinated notes (after tax)                                        -             27,000                  -             53,000
                                                                -----------        -----------       ------------       ------------

Net income assuming potential dilution                          $ 1,399,000        $ 1,076,000       $  1,631,000       $  1,303,000
                                                                                   ===========       ============       ============

Weighted average number of common

    shares outstanding                                            3,462,824          3,458,370          3,462,810          3,458,187
Effect of dilutive securities:
    Stock options                                                         -             16,899              1,221              9,236
    Convertible subordinated notes                                        -            162,567                  -            162,567
                                                                -----------        -----------       ------------       ------------

Weighted average number of common shares
    outstanding assuming potential dilution                       3,462,824          3,637,836          3,464,031          3,629,990
                                                                ===========        ===========       ============       ============

Basic earnings per share                                              $0.40              $0.30              $0.47             $0.36
                                                                      =====              =====              =====             =====

Earnings per share - assuming dilution                                $0.40              $0.30              $0.47             $0.36
                                                                      =====              =====              =====             =====


         Certain stock options were excluded from consideration for their dilutive effect because the exercise price of the options exceeded the average market price for the respective periods, and as such, the effect would be anti-dilutive.

NOTE E - BUSINESS SEGMENTS

                                                          National
Business Segments                                          Brands        Flavors       Foodservice        Other           Totals
------------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 1999

Sales                                                      $15,210        $ 3,531         $ 2,823        $    582         $ 22,146
                                                           =======        =======         =======        ========         ========

Segment profitability                                     $  3,110       $    639         $   720        $    135         $  4,604
    Selling, general and administrative expenses                                                                            (2,039)
    Expense from restructuring activities                                                                                     (258)
    Interest income and expense - net                                                                                          (86)
                                                                                                                          --------
 Income before income taxes                                                                                               $  2,221
                                                                                                                          ========

------------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 1998

Sales                                                      $14,472        $ 3,109        $  2,132        $    401         $ 20,114
                                                           =======        =======        ========        ========         ========

Segment profitability                                      $ 2,941       $    454       $     434       $      18         $  3,847
    Selling, general and administrative expenses                                                                            (2,072)
    Interest income and expense - net                                                                                         (111)
                                                                                                                          --------
Income before income taxes                                                                                                $  1,664
                                                                                                                          ========

------------------------------------------------------------------------------------------------------------------------------------



                                                          National
Business Segments                                          Brands        Flavors       Foodservice        Other           Totals
------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1999

Sales                                                      $25,768        $ 6,447         $ 4,936        $ 1,124          $ 38,275
                                                           =======        =======         =======        =======          ========

Segment profitability                                     $  5,062        $ 1,240         $ 1,167        $   100          $  7,569
    Selling, general and administrative expenses                                                                            (4,182)
    Expense from restructuring activities                                                                                     (572)
    Interest income and expense - net                                                                                         (226)
 Income before income taxes                                                                                               $  2,589
                                                                                                                          ========

------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1998

Sales                                                      $25,496        $ 5,905        $  3,945        $   799           $ 36,145
                                                           =======        =======         =======        =======           ========

Segment profitability                                      $ 4,896       $    963       $     972        $  (116)         $   6,715
    Selling, general and administrative expenses                                                                             (4,490)
    Interest income and expense - net                                                                                          (242)
                                                                                                                          ----------
Income before income taxes                                                                                                $   1,983
                                                                                                                          =========


NOTE F- RESTRUCTURING EXPENSES

         The Company incurred $572,000 in expenses associated with three separate restructuring activities during the first half of 1999.

         The Company incurred approximately $381,000 in costs (primarily associated with legal, investment banking and other professional fees) during the previously announced examination of strategic alternatives to enhance shareholder value and the subsequent development of the Company's Growth and Restructuring Plan.

         In March 1999, the Company discontinued certain non-core manufacturing operations and as a result, terminated the employment of seven production employees at its Bloomfield, New Jersey packaging plant. As a result, the Company incurred related severance costs of approximately $105,000 all of which was paid as of June 30, 1999.

         During the second quarter of 1999, the Company eliminated two vacant positions and terminated the employment of six employees located at the Company's corporate headquarters. The severance costs associated with the terminations totaled $86,000, the majority of which will be paid by the end of 1999.

                             ESKIMO PIE CORPORATION

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         Eskimo Pie Corporation markets a broad range of frozen novelties, ice cream and sorbet products under the Eskimo Pie, RealFruit, Welch's, Weight Watchers Smart Ones, SnackWell's and OREO brand names. These nationally branded products are generally manufactured by a select group of licensed dairies who purchase the necessary flavors, ingredients and packaging directly from the Company. Eskimo Pie Corporation also manufactures soft serve yogurt and premium ice cream products for sale to the commercial foodservice industry. The Company also sells a full line of quality flavors and ingredients for use in private label dairy products in addition to the national brands it licenses.

RESULTS OF OPERATIONS

         Net income for the quarter ended June 30, 1999 was $1,399,000 or $0.40 per share, a 33% improvement over second quarter 1998 net income of $1,049,000 or $0.30 per share. The 1999 results includes expense from restructuring activities of approximately $258,000 which, after related tax effects, reduced net income by $163,000 or $0.05 per share. Exclusive of the second quarter restructuring charges, 1999 net income would have increased by approximately 50% over 1998 second quarter results.

         The six months ending June 30, 1999 reflect a 30% increase in net income as compared to the comparable period in 1998. Net income was $1,631,000 or $0.47 per share in 1999 as compared to $1,250,000 or $0.36 per share in 1998. Restructuring charges totaling approximately $572,000 are included in the six month results and, after related tax effects, reduced net income by $360,000 or $0.10 per share. Exclusive of the year to date restructuring charges, 1999 net income would have increased by approximately 59% over 1998 results.

         It is not the Company's intent to imply that alternate measures of performance are more meaningful than net income as determined in accordance with generally accepted accounting principles. Management believes, however, that investors should consider the effects of the restructuring activities as they assess the results of the Company's on-going operations.

Net Sales and Gross Profit

         Sales for the second quarter of 1999 increased by 10% to $22.1 million as compared to $20.1 million in 1998. For the six month period ending June 30, 1999, sales increased by 6% to $38.3 million as compared with $36.1 million during the comparable period in 1998.

         Revenues in the National Brands Division increased slightly during 1999 due largely to increased sales of Welch's and Weight Watchers Smart Ones brand products. The Company has received favorable responses to the introduction of two new Welch's Double Dare ice pops which capitalize on the youthful popularity of "sour" treats. The repositioning of the Weight Watchers novelties under the Smart One's banner also continues to attract new consumer attention. Also contributing to the year to date 1999 revenue growth was a $440,000 increase ($220,000 increase during the quarter ended June 30, 1999) in licensing fees earned from the new licensing agreements entered into with the Company's six largest customers effective January 1, 1999.

         The Foodservice Division contributed to approximately half of the overall Company increase in net sales as a result of new business secured under its innovative "Right Choice" sales and marketing program. Under the Right Choice program, foodservice operators can offer consumers a choice between branded premium ice cream and frozen yogurt and, as a result, capture soft serve sales that would have been lost without alternative choices. The foodservice industry continues to grow as more and more consumers chose to "eat out" and the Company expects to capitalize on this momentum as it continues to build upon its Foodservice division.

         The Company's gross margins also increased in 1999 and, as a percent of sales, continued the improvement begun in recent years. The improved gross margin reflects the results of increased sales, the benefits associated with the additional licensing fees and, as discussed below, the discontinuance of certain unprofitable packaging operations in the first quarter of 1999.

Expenses And Other Income

         Advertising and sales promotion for the quarter and six month period ending June 30, 1999 increased in both an absolute amount and as a percent of sales as compared to the comparable periods in 1998. This increase reflects the Company's intent to increase spending in support of the core Eskimo Pie brand in both the licensing and foodservice businesses, as well as the additional costs incurred to introduce the new Welch's brand novelties.

         Selling, general and administrative expenses continue to decline as a result of management's initiatives to control these costs.

         The Company incurred $572,000 in expenses associated with three separate restructuring activities completed during the first half of 1999. First, the Company incurred approximately $381,000 in costs relating to the previously announced examination of strategic alternatives to enhance shareholder value and the subsequent development of the Company's Growth and Restructuring Plan.

         Under the recently announced Growth and Restructuring Plan, the Company will focus on the rejuvenation of its core Eskimo Pie brand within the licensing and foodservice businesses. Key components of the Plan include significantly increased investments in advertising, promotion and product development for the core Eskimo Pie brand, the potential sale of certain non-core manufacturing operations, but only at prices accretive to shareholder value, and additional overhead and staff reductions.

         Actions taken under the Plan to date include: new product and promotional planning for the 2000 novelty season, the engagement of a new advertising agency to assist in the rejuvenation of the Eskimo Pie brand, the discontinuance of certain unprofitable packaging operations and headquarters staff reductions.

         In March 1999, the Company discontinued certain non-core manufacturing operations and terminated the employment of seven production employees at its Bloomfield, New Jersey packaging plant who were not involved in the production of products for the Company's licensing businesses. As a result, the Company incurred related severance costs of approximately $105,000, all of which was paid as of June 30, 1999. As a result of this action, year to date profitability in the Packaging Division, exclusive of the severance costs, has improved by approximately $250,000 over 1998 results.

         During the second quarter of 1999, the Company eliminated two vacant positions and terminated the employment of six employees located at the Company's corporate headquarters. The severance costs associated with these terminations totaled approximately $86,000, however, when combined with the savings from the eliminated positions, these actions are anticipated to provide annualized savings of approximately $300,000 per year.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

         The Company's liquidity and capital resources have continued to strengthen as improved profitability has led to an increase in cash from operations. Working capital is being managed closely and long term debt is being reduced by over $300,000 each quarter. As a result, the Company's working capital at June 30, 1999 exceeded the outstanding debt obligations for the first time in over five years.

         On May 20, 1999, the Company renewed its $10 million committed line of credit which is now available for general corporate purposes through April 2001. Borrowings under the line bear interest at the lender's overnight money market rate plus 100 basis points. The Company has used the line to refinance, on a long term basis, the February 1999 redemption of the previously issued $3.8 million in convertible subordinated notes.

         The Company believes that the annual cash generated from operations and funds available under its credit agreements will provide the Company with sufficient funds and the financial flexibility to support its ongoing business, strategic objectives and debt repayment requirements.

EARNINGS OUTLOOK

         The Company expects continued improvement during the second half of 1999 with sales and operating profit exceeding that reported in the second half of 1998.

IMPACT OF YEAR 2000

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

         The Company continues with the implementation of a new management information system that will address the Company's Y2K Problems relating to financial and operational management information. The new information system is installed and implementation is complete in over half of the Company's operations. The remaining operations are expected to be implemented prior to the end of the year. Project expenditures relating to the new management information system approximate $1,700,000 through June 30, 1999 and the Company expects to incur an additional $250,000 to complete the project. The costs of the new management information system have been capitalized under the provisions of the AICPA's Statement of Position 98-1 and are being amortized to expense over the expected useful life.

         The Company has also reviewed other internal systems and equipment to assess their exposure to the Y2K Problem. Most of the Company's plant and office equipment is mechanical in nature and therefore, is not be subject to the Y2K Problem. At this time, all unidentified issues have been resolved without material cost, however, no guarantee can be made that subsequent problems will not be identified which will require material costs to remedy. The Company will develop remedies and contingent plans to address any future problems when, and if, they are identified.

         Finally, the Company made inquiries with its external trading partners to assess their readiness to the Y2K Problem. Such inquiries have resulted in the collection and appraisal of voluntary statements made by external parties with limited opportunity for independent factual verification. Although the Company has undertaken reasonable efforts to determine the readiness of its trading partners, no assurance can be given to the validity or reliability of information obtained. During the remainder of the year, the Company will develop initial contingency plans to address the potential failure of its key trading partners to be Y2K compliant. Management believes, based on past experience, that it could locate suitable replacements if any partners were lost due to Y2K Problems. However, the Company can not reliably predict the readiness of all of its partners (as well as the readiness of their respective external trading partners) and as such, the Company could be affected by the disruption of other business interests outside of the Company's control.

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

                           PART II, OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            10.1 Letter Agreement dated May 20, 1999 between the Company and Crestar Bank, filed herewith.

            10.2 Severance Agreement dated April 15, 1999 between the Company and William J. Weiskopf, filed herewith.


            27.   Financial Data Schedules, filed herewith.

      (b)   Reports on Form 8-K:

            Current report on Form 8-K dated June 30, 1999 - Item 5. Other Events, to file the Company's press release announcing the receipt of notice from Yogen Fruz World-Wide Incorporated indicating their intent to present certain shareholder proposals at the Company's Annual Meeting of Shareholders.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ESKIMO PIE CORPORATION

Date:  August 12, 1999                   By /s/  David B. Kewer
                                            ------------------------------------
                                                 David B. Kewer
                                                 President and Chief Executive
                                                    Officer



Date:  August 12, 1999                   By /s/  Thomas M. Mishoe, Jr.
                                            ------------------------------------
                                                 Thomas M. Mishoe, Jr.
                                                 Chief Financial Officer, Vice
                                                    President, Treasurer and
                                                    Corporate Secretary



Date:  August 12, 1999                   By /s/  William T. Berry, Jr.
                                            ------------------------------------
                                                 William T. Berry, Jr.
                                                 Assistant Vice President,
                                                    Controller