Form 10-Q
period 1999-09-30
ESKIMO PIE CORP
filed 1999-11-12
CIK 787520

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                  ------------
        (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

            Class                                Outstanding at October 31, 1999
Common Stock, $1.00 Par Value                               3,464,050
-----------------------------                               ---------

                             ESKIMO PIE CORPORATION
                                      Index


                                                                           Page
                                                                          Number
                                                                          ------
Part I.        Financial Information

      Item 1.  Financial Statements (Unaudited)

               Condensed Consolidated Statements of Income
               Three and Nine Months Ended September 30, 1999 and 1998       1

               Condensed Consolidated Balance Sheets
               September 30, 1999; December 31, 1998 and September 30, 1998  2

               Condensed Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1999 and 1998                 3

               Notes to Condensed Consolidated Financial Statements          4

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     7

Part II.       Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders           12

      Item 5.  Other Information                                             13

      Item 6.  Exhibits and Reports on Form 8-K                              14

                                                       ESKIMO PIE CORPORATION
                                       Condensed Consolidated Statements of Income (Unaudited)

                                                               Three months ended                        Nine months ended
                                                                  September 30,                            September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                1999            1998                 1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                             (In thousands, except share data)

Net sales                                                  $   15,686        $   15,179         $   53,961           $   51,324
Cost of products sold                                           8,824             9,025             29,822               29,578
                                                      ------------------------------------------------------------------------------
         Gross profit                                           6,862             6,154             24,139               21,746

Advertising and sales promotion expenses                        4,069             4,106             13,777               12,983
Selling, general and administrative expenses                    1,930             1,803              6,112                6,293
Expense from restructuring activities                               -                 -                191                    -
Expense from analysis of strategic alternatives                   219                 -                600                    -
Expense from proxy contest                                        344                 -                344                    -
                                                      ------------------------------------------------------------------------------
         Operating income                                         300               245              3,115                2,470

Interest (income)/expense and other - net                         134               141                360                  383
                                                      ------------------------------------------------------------------------------
         Income before income taxes                               166               104              2,755                2,087

Income tax expense                                                 61                39              1,019                  772
                                                      ------------------------------------------------------------------------------

         Net income                                        $      105        $       65         $    1,736           $    1,315
                                                      ==============================================================================

Per Share Data
         Basic:
              Weighted average number of
                  common shares outstanding                 3,463,178         3,458,598          3,462,929            3,458,326
              Net income                                   $     0.03        $     0.02         $     0.50           $     0.38
                                                      ==============================================================================

         Assuming dilution:
              Weighted average number of
                  common shares outstanding                 3,463,178         3,458,598          3,463,453            3,458,326
              Net income                                   $     0.03        $     0.02         $     0.50           $     0.38
                                                      ==============================================================================

         Cash dividends                                    $     0.00        $     0.05         $     0.10           $     0.15
                                                      ==============================================================================

                             ESKIMO PIE CORPORATION
                Condensed Consolidated Balance Sheets (Unaudited)

                                                                             September 30,       December 31,       September 30,
As of                                                                            1999                1998               1998
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)

Assets
Current assets:
         Cash and cash equivalents                                            $      2,694       $        530         $      1,302
         Receivables                                                                 8,316              6,817                6,470
         Inventories                                                                 5,367              4,897                6,830
         Prepaid expenses                                                              279                889                  717
                                                                           --------------------------------------------------------

                  Total current assets                                              16,656             13,133               15,319

         Property, plant and equipment - net                                         6,766              7,665                7,862
         Goodwill and other intangibles                                             16,877             17,645               17,796
         Other assets                                                                  712              1,645                1,340
                                                                           --------------------------------------------------------

                  Total assets                                                $     41,011       $     40,088         $     42,317
                                                                           ========================================================

Liabilities and Shareholders' Equity

Current liabilities:
         Accounts payable                                                     $      1,983       $      2,875         $      3,726
         Accrued advertising and promotion                                           3,005              1,728                2,059
         Accrued compensation and related amounts                                      436                211                  170
         Other accrued expenses                                                      1,057                657                  824
         Current portion of long term debt                                           1,087              1,317                1,317
                                                                           --------------------------------------------------------

                  Total current liabilities                                          7,568              6,788                8,096

Long term debt                                                                       6,943              3,901                4,230
Convertible subordinated notes                                                           -              3,800                3,800
Postretirement benefits and other liabilities                                        2,808              3,373                3,281

Shareholders' equity:
         Preferred stock, $1.00 par value; 1,000,000 shares
               authorized, none issued and outstanding                                   -                  -                    -
         Common stock, $1.00 par value; 10,000,000 shares
               authorized, 3,464,050 issued and outstanding at
               September 30 1999, 3,458,597 at December 31, 1998
               and September 30, 1998                                                3,464              3,459                3,458
         Additional capital                                                          4,464              4,393                4,385
         Retained earnings                                                          15,764             14,374               15,067
                                                                           --------------------------------------------------------

                  Total shareholders' equity                                        23,692             22,226               22,910
                                                                           --------------------------------------------------------

                  Total liabilities and shareholders' equity                  $     41,011       $     40,088         $     42,317
                                                                           ========================================================


                             ESKIMO PIE CORPORATION
           Condensed Consolidated Statements of Cash Flows (Unaudited)



Nine months ended September 30,                                                                     1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Operating activities
         Net income                                                                            $      1,736         $      1,315
         Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:
                  Depreciation and amortization                                                       1,791                1,896
                  Change in deferred income taxes and other assets                                    1,017                  (40)
                  Change in postretirement benefits and other liabilities                              (569)                  80
                  Change in receivables                                                              (1,499)              (1,149)
                  Change in inventories and prepaid expenses                                           (130)              (1,588)
                  Change in accounts payable and accrued expenses                                     1,059                  777
                                                                                            ----------------------------------------

         Net cash provided by operating activities                                                    3,405                1,291

Investing activities
         Acquisition of intangible assets                                                                 -                 (944)
         Capital expenditures                                                                          (466)              (1,092)
         Proceeds from disposal of fixed assets                                                         401                    -
         Other                                                                                          158                  199
                                                                                            ----------------------------------------

         Net cash provided by (used in) investing activities                                             93               (1,837)

Financing activities
         Borrowings                                                                                    3800                    -
         Redemption of convertible subordinate notes                                                  (3800)                   -
         Principal payments on long term debt                                                          (988)                (988)
         Cash dividends                                                                                (346)                (517)
                                                                                            ----------------------------------------

         Net cash (used in) financing activities                                                     (1,334)              (1,505)
                                                                                            ----------------------------------------

Change in cash and cash equivalents                                                                   2,164               (2,051)
Cash and cash equivalents at the beginning of the year                                                  530                3,353
                                                                                            ----------------------------------------

Cash and cash equivalents at the end of the quarter                                            $      2,694         $      1,302
                                                                                            ========================================

                             ESKIMO PIE CORPORATION
              Notes to Condensed Consolidated Financial Statements


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation: In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of September 30, 1999 and its results of operations for the three and nine months ended September 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1998 Annual Report. Certain prior period amounts have been reclassified to conform to current presentation.

NOTE B - INVENTORIES Inventories are classified as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                    September 30, 1999         December 31, 1998       September 30, 1998
-------------------------------------------------------------------------------------------------------------------------
(In thousands)
Finished goods                                          $   3,629                  $   3,294               $    4,762
Raw materials and packaging supplies                        2,775                      2,642                    2,999
                                                        ---------                  ---------               ----------
           Total FIFO inventories                           6,404                      5,936                    7,761
LIFO reserves                                              (1,037)                    (1,039)                    (931)
                                                        ---------                  ---------                ---------
                                                        $   5,367                  $   4,897                $   6,830
                                                        =========                  =========                =========
-------------------------------------------------------------------------------------------------------------------------

NOTE C - FINANCING ARRANGEMENTS

         On May 20, 1999, the Company renewed its $10 million committed line of credit, which is now available for general corporate purposes through April 2001. Borrowings under the line bear interest at the lender's overnight money market rate plus 100 basis points.

         The Company used the line to refinance, on a long-term basis, the February 1999 redemption of the previously issued $3.8 million in convertible subordinated notes.

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:
------------------------------------------------------------------------------------------------------------------------------------
                                                           Three months ended September 30,       Nine months ended September 30,
                                                                  1999             1998                   1999              1998
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                        $ 105,000           $ 65,000       $  1,736,000       $  1,315,000
                                                                  =========           ========       ============       ============

Weighted average number of common
    shares outstanding                                            3,463,178          3,458,598          3,462,929          3,458,326
Effect of dilutive securities:
    Stock options                                                         -                  -                524                  -
Weighted average number of common shares
    outstanding assuming potential dilution                       3,463,178          3,458,598          3,463,453          3,458,326
                                                                  =========       ============       ============       ============

Basic earnings per share                                              $0.03              $0.02              $0.50             $0.38
                                                                      =====              =====              =====             =====

Earnings per share - assuming dilution                                $0.03              $0.02              $0.50             $0.38
                                                                      =====              =====              =====             =====
------------------------------------------------------------------------------------------------------------------------------------


         Certain stock options were excluded from consideration for their dilutive effect because the exercise price of the options exceeded the average market price for the respective periods, and as such, the effect would be anti-dilutive.


NOTE E - BUSINESS SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
                                                             National
Business Segments                                             Brands      Flavors      Foodservice        Other           Totals
------------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 1999

Sales                                                           $9,569     $ 3,188        $ 2,627        $    302         $ 15,686
                                                                ======     =======        =======        ========         ========

Segment profitability                                           $1,614     $   547        $   609        $     23         $  2,793
    Selling, general and administrative expenses                                                                            (1,930)
    Expense from analysis of strategic alternatives                                                                           (219)
    Expense from proxy contest
                                                                                                                              (344)
    Interest income and expense - net                                                                                         (134)
                                                                                                                         ---------
 Income before income taxes                                                                                              $     166
                                                                                                                         =========

------------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 1998

Sales                                                           $9,235     $ 2,958       $  2,447       $     539         $ 15,179
                                                                ======     =======       ========       =========         ========

Segment profitability                                           $1,042     $   372       $    751       $    (117)        $  2,048
    Selling, general and administrative expenses                                                                            (1,803)
    Interest income and expense - net                                                                                         (141)
                                                                                                                         ---------
Income before income taxes                                                                                               $     104
                                                                                                                         =========

------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
                                                          National
Business Segments                                          Brands        Flavors       Foodservice        Other           Totals
------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 1999

Sales                                                      $35,337        $ 9,635         $ 7,563        $ 1,426          $ 53,961
                                                           =======        =======         =======        =======          ========

Segment profitability                                      $ 6,676        $ 1,787         $ 1,776        $   123          $  10,362
    Selling, general and administrative expenses                                                                            (6,112)
    Expense from restructuring activities                                                                                     (191)
    Expense from analysis of strategic alternatives                                                                           (600)
    Expense from proxy contest                                                                                                (344)
    Interest income and expense - net
                                                                                                                              (360)
 Income before income taxes                                                                                              $   2,755
                                                                                                                         =========

------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 1998

Sales                                                      $34,731        $ 8,863        $  6,392        $ 1,338          $ 51,324
                                                           =======        =======        ========        =======          ========

Segment profitability                                      $ 5,938        $ 1,335        $  1,723        $  (233)         $  8,763
    Selling, general and administrative expenses                                                                            (6,293)
    Interest income and expense - net                                                                                         (383)
                                                                                                                         ---------
Income before income taxes                                                                                               $   2,087
                                                                                                                         =========

------------------------------------------------------------------------------------------------------------------------------------

NOTE F - RESTRUCTURING EXPENSES

         The Company incurred $1,135,000 in non-recurring special charges, associated with three separate activities, during the first nine months of 1999.

         The Company incurred approximately $600,000 in costs (primarily associated with legal, investment banking and other professional fees) in connection with the Company's previously announced examination of strategic alternatives to enhance shareholder value, and the Company's subsequent development of the Growth and Restructuring Plan.

         During the nine months ended September 30, 1999, the Company also undertook two programs to reduce overhead expenses. In March 1999, the Company discontinued certain non-core manufacturing operations and as a result, terminated the employment of seven production employees at its Bloomfield, New Jersey packaging plant. As a result, the Company incurred related severance costs of approximately $105,000, all of which was paid as of June 30, 1999. During the second quarter of 1999, the Company eliminated two vacant positions and terminated the employment of six employees located at the Company's corporate headquarters. The severance costs associated with these terminations totaled $86,000, the majority of which will be paid by the end of 1999.

         The Company also incurred proxy contest expenses of approximately $344,000 (primarily legal and other professional service fees and administrative expenses) associated with the Company's delayed annual meeting of shareholders held on September 8, 1999. The Company's Board of Directors was re-elected at the annual meeting.

                             ESKIMO PIE CORPORATION
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


         Eskimo Pie Corporation markets a broad range of frozen novelties, ice cream and sorbet products under the Eskimo Pie, RealFruit, Welch's, Weight Watchers Smart Ones, SnackWell's and OREO brand names. These nationally branded products are generally manufactured by a select group of licensed dairies that purchase the necessary flavors, ingredients and packaging directly from the Company. Eskimo Pie Corporation also manufactures soft serve yogurt and premium ice cream products for sale to the commercial foodservice industry. The Company also sells a full line of quality flavors and ingredients for use in private label dairy products in addition to the national brands it licenses.

RESULTS OF OPERATIONS
---------------------

         Net income for the quarter ended September 30, 1999 was $105,000 or $0.03 per share, as compared to third quarter 1998 net income of $65,000 or $0.02 per share. The 1999 results include expenses associated with the Company's previously announced analysis of strategic alternatives of approximately $219,000 and proxy contest expenses of approximately $344,000 which, after related tax effects, reduced net income by $355,000 or $0.10 per share. Exclusive of special charges incurred in the third quarter, net income would have been $0.13 per share.

         For the nine months ending September 30, 1999, net income was $1,736,000 or $0.50 per share as compared to $1,315,000 or $0.38 per share in 1998. This reflects a 32% growth in net income and a 5% growth in sales as compared to the same period in 1998. Expenses associated with the Company's analysis of strategic alternatives of approximately $600,000, restructuring charges of approximately $191,000, and proxy contest expenses of approximately $344,000 are also included in the nine month results which, after related tax effects, reduced net income by $715,000 or $0.21 per share. Exclusive of the year to date special charges, 1999 net income would have increased by approximately 86% over 1998 results.

         It is not the Company's intent to imply that alternate measures of performance are more meaningful than net income as determined in accordance with generally accepted accounting principles. Management believes, however, that investors should consider the effects of non-recurring special charges as they assess the results of the Company's on-going operations.

Net Sales And Gross Profit
--------------------------

         Sales for the third quarter of 1999 increased by approximately $500,000 or 3% as compared to the same period a year ago. Sales for the quarter ending September 30, 1999 were $15.7 million. For the nine-month period ending
September 30, 1999, sales increased by 5% to $54.0 million as compared with $51.3 million during the comparable period in 1998.

         Revenues in the National Brands Division increased slightly during 1999 due largely to increased sales of Welch's and Weight Watchers Smart Ones brand products. The Company has received favorable responses to the introduction of two new Welch's Double Dare ice pops which capitalize on the youthful popularity of "sour" treats. The repositioning of the Weight Watchers novelties under the Smart One's banner also continues to attract new consumer attention. Also contributing to the year to date 1999 revenue growth was a $660,000 increase ($220,000 increase during the quarter ended September 30, 1999) in licensing fees earned from the new licensing agreements entered into with the Company's six largest customers effective January 1, 1999.

         The Foodservice Division accounted for almost half of the overall Company's increase in net sales as a result of new business secured under its innovative "Right Choice" sales and marketing program. Under the Right Choice program, foodservice operators can offer consumers a choice between branded premium ice cream and frozen yogurt and, as a result, capture soft serve sales that would have been lost without alternative choices. The foodservice industry continues to grow as more and more consumers chose to "eat out" and the Company expects to capitalize on this momentum as it continues to build upon its Foodservice division.

         The Company's gross margins also increased in 1999 and, as a percent of sales continued the improvement begun in recent years. The improved gross margin reflects the results of increased sales, improved product mix, the benefits associated with the additional licensing fees and, as discussed below, the discontinuance of certain unprofitable packaging operations in the first quarter of 1999.

Expenses And Other Income
-------------------------

         Advertising and sales promotion for the nine-month period ending September 30, 1999 is consistent with 1998 spending as a percent of sales. Management's intent to increase spending under its previously announced Growth and Restructuring Plan has been curtailed as a result of the Company's announcement at the annual meeting of shareholders as discussed below.

         Selling, general and administrative expenses are below 1998 levels for the nine-month period, as a result of management's continued efforts to control these costs including the reduction of corporate headquarters staff discussed below.

         For the nine-month period ending September 30, 1999 the Company has incurred $1,135,000 of non-recurring special charges.

         The Company incurred approximately $600,000 in expenses related to the previously announced examination of strategic alternatives to enhance shareholder value and the subsequent development of the Company's Growth and Restructuring Plan. Implementation of this plan has been curtailed as a result of the Company's announcement following the annual meeting of shareholders as discussed below.

         The Company undertook two reduction-in-force programs in the first half of the year to reduce overhead expenses, resulting in restructuring charges of approximately $191,000.

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

         During the second quarter of 1999, the Company eliminated two vacant positions and terminated the employment of six employees located at the Company's corporate headquarters. The severance costs associated with these terminations totaled approximately $86,000; however, when combined with the savings from the eliminated positions, these actions are anticipated to provide annualized savings of approximately $300,000 per year.

         During the third quarter of 1999, the Company incurred approximately $344,000 of proxy contest expenses, including legal and other professional service fees and administrative expenses associated with the Company's delayed annual meeting of shareholders. The Company's Board of Director was re-elected at the annual meeting on September 8, 1999.

         At the annual meeting of shareholders the Board of Directors announced that they had concluded it is in the best interests of the Company and all of its shareholders to move promptly and aggressively to pursue all strategic alternatives to maximize shareholder value, including a sale of the Company as a whole or one or more sales of the Company's strategic assets.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

         The Company's liquidity and capital resources have continued to strengthen as improved profitability has led to an increase in cash from operations. Working capital is being managed closely and long term debt is being reduced by over $300,000 each quarter. As a result, the Company's working capital at September 30, 1999 exceeded its outstanding debt obligations. This continues the trend established as of June 30, 1999, which was the first time working capital exceeded debt obligations in over five years.

         On May 20, 1999, the Company renewed its $10 million committed line of credit, which is now available for general corporate purposes through April 2001. Borrowings under the line bear interest at the lender's overnight money market rate plus 100 basis points. The Company has used the line to refinance, on a long-term basis, the February 1999 redemption of the previously issued $3.8 million in convertible subordinated notes.

         For the reasons explained below, the Company's Board of Directors voted not to declare the third quarter dividend, which would have otherwise been paid on October 1, 1999. The declaration of dividends is subject to the discretion of the Company's Board of Directors, based on the general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and other factors deemed relevant by the Board.

         The Board's decision to terminate its dividend was made in light of the announcement made at the annual meeting of shareholders to pursue all strategic alternatives to maximize shareholder value, including a sale of the Company as a whole or one or more sales of the Company's strategic assets. Management believes that the elimination of the dividend will enhance the Company's financial flexibility as it pursues a sale of the Company.

         The Company believes that the annual cash generated from operations and funds available under its credit agreements will provide the Company with sufficient funds and the financial flexibility to support its ongoing business, strategic objectives and debt repayment requirements.

EARNINGS OUTLOOK
----------------

         The Company expects results for the fourth quarter of 1999 to be comparable to or to slightly exceed fourth quarter results of 1998 exclusive of any non-recurring special charges that may occur.

IMPACT OF YEAR 2000
-------------------

         Considerable  attention  has been  given to the effect of the Year 2000
(Y2K) on various computer systems. This concern stems from the inability of certain computerized applications and devices (hardware, software and equipment) to process dates after December 31, 1999. The Company's efforts to address the Y2K issue have consisted of three main components; the implementation of new management information systems, review of other internal systems and equipment, and inquiries of external trading partners (key licensees, customers, suppliers, and service providers).

         The Company's implementation of its new management information systems has been divided into two phases. One phase of the project has been the installation and continued integration of the Company's production management system. This phase of the project, which is not critical to the Company's Y2K capabilities, has been slowed as a result of the Company's decision to seek a sale of the Company in whole or in parts. The second phase relates to the implementation of newly acquired software which the Company will use to run its daily financial operations beyond December 31, 1999. Implementation of this software package is scheduled to be completed by December 1, 1999.

         Project expenditures relating to the new management information systems of approximately $1.8 million have been capitalized under the provisions of the AICPA's Statement of Position 98-1 and will be amortized to expense over the expected useful life. The Company expects to incur an additional $150,000 in 1999, and approximately $400,000 in total to complete these projects.

         The Company has also reviewed other internal systems and equipment to assess their exposure to the Y2K issue. Most of the Company's plant and office equipment is mechanical in nature and therefore is not subject to the Y2K issue. At this time, all identified issues have been resolved without material cost, however, no guarantee can be made that subsequent problems will not be identified which will require material costs to remedy. The Company will develop remedies and contingent plans to address any future problems when, and if, they are identified.

         Finally, the Company made inquiries with its significant external trading partners to assess their readiness to the Y2K issue. Such inquiries have resulted in the collection and appraisal of voluntary statements made by external parties with limited opportunity for independent factual verification. Although the Company has undertaken reasonable efforts to determine the readiness of its trading partners, no assurance can be given to the validity or reliability of information obtained. During the remainder of the year, the Company will develop initial contingency plans to address the potential failure of its key trading partners to be Y2K compliant. Management believes, based on past experience, that it could locate suitable replacements if any partners were lost due to Y2K issues. However, the Company can not reliably predict the readiness of all of its partners (as well as the readiness of their respective external trading partners) and as such, the Company could be affected by the disruption of other business interests outside of the Company's control.

         The Company believes its approach to the Y2K issue is adequate to maintain the continuation of its business operations with limited financial or operational impact. However, the Y2K issue has many aspects and potential consequences, some of which may not be reasonably anticipated, and there can be no assurance that unforeseen consequences will not arise.


FORWARD LOOKING STATEMENTS
--------------------------

         Statements contained in this Report on Form 10-Q regarding the Company's future plans and expected performance are forward looking statements within the meaning of federal securities laws and are based upon management's current expectations and beliefs about future events and their effect upon Eskimo Pie Corporation. There can be no assurance that future developments will mirror those currently anticipated by management. These forward looking statements involve risks and uncertainties including but not limited to, the level of consumer interests in the Company's products, product costing, the weather, performance of the Company's management team, the Company's relationships with its licensees and licensors, the highly competitive nature of the frozen dessert market, as well as government regulation and the Y2K issue. The risks and uncertainties are further discussed in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1998. Actual results may vary materially from those included herein and the Company assumes no responsibility for updating these statements.

                           PART II, OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

        (a) At the Company's Annual Meeting of Shareholders held on September 8, 1999, 2,847,847 of the Company's 3,462,850 shares were present in person or by proxy and entitled to vote, which constituted a quorum.

        (b)     At the Annual  Meeting,  the following  nominees were elected to
                serve  until  the  2000  Annual  Meeting  having   received  the
                following vote:

                                                                                                                          BROKER
                                                                                    FOR               ABSTAIN            NON-VOTES
                                                                                    ---               -------            ---------
                       Arnold H. Dreyfuss                                         1,543,263           268,822                    0
                       Wilson H. Flohr, Jr.                                       1,770,705            41,380                    0
                       F. Claiborne Johnston, Jr.                                 1,771,705            40,380                    0
                       David B. Kewer                                             1,771,805            40,280                    0
                       Daniel J. Ludeman                                          1,770,803            41,282                    0
                       Judith B. McBee                                            1,771,403            40,682                    0
                       Robert C. Sledd                                            1,771,803            40,282                    0

              Other nominees not elected received the following vote:

                       Michael Serruya                                            1,029,963             5,799                    0
                       Aaron Serruya                                              1,029,963             5,799                    0
                       David Prussky                                              1,029,963             5,799                    0
                       David M. Smith                                             1,029,963             5,799                    0
                       David J. Stein                                             1,029,963             5,799                    0
                       Benjamin Raphan                                            1,029,963             5,799                    0
                       Edward Obadiah                                             1,029,963             5,799                    0

        (c) At the Annual Meeting, designation of Ernst & Young LLP as auditors for the Company was ratified, having received the following vote:


                       FOR                                            1,553,354
                       AGAINST                                           25,191
                       ABSTAIN                                          233,540
                       BROKER NON-VOTES                                       0

        (d) At the Annual Meeting, shareholders voted on a shareholder proposal to add a new Section 14 to Article III of the Company's Bylaws, as follows:

                                    14. Shareholder  Instructions.  The Board of
                           Directors, in exercising its rights and duties with respect to the administration of the Shareholder Rights Agreement, dated January 21, 1993, between this corporation and Mellon Securities Trust Company, as rights agent (the "Rights Agreement") and any rights, options or warrants for the purchase of shares of Eskimo or other instrument of a similar type or kind, will carry out a resolution authorizing the partial or complete redemption of, or amendment to, the Rights Agreement, if such resolution is authorized and approved by the affirmative vote of shareholders owning or having the right to vote a majority of the capital stock of Eskimo. The provisions of this Section 14 may be repealed or amended only with the affirmative vote of holders of owning or having the right to vote a majority of the shares of this corporation entitled to vote thereon.

                  This shareholder proposal was ratified, having received the following vote:

                       FOR                                            1,503,729
                       AGAINST                                        1,321,794
                       ABSTAIN                                            8,347
                       BROKER NON-VOTES                                       0

        (e) At the Annual Meeting, shareholders voted on a shareholder proposal to amend Section 3 of Article II of the Company's Bylaws to allow persons holding at least 15% of the capital stock of the Company to call a special meeting of shareholders. This shareholder proposal was not ratified, having received the following vote:

                       FOR                                              462,755
                       AGAINST                                        1,329,099
                       ABSTAIN                                            6,254
                       BROKER NON-VOTES                                       0


Item 5.  Other Information

        (a) At the Annual Meeting of Shareholders, held on September 8, 1999, the Board of Directors announced that it had concluded that it is in the best interests of the Company and all of its shareholders to move promptly and aggressively to pursue all strategic alternatives to maximize shareholder value, including a sale of the Company as a whole or one or more sales of the Company's strategic assets. A copy of a resolution adopted by the Board of Directors on that date to this effect is included as Exhibit 99.1 to this Report on Form 10-Q.

        (b) In connection with the Board of Directors' decision to seek a sale of the Company, it has undertaken to restructure its overall severance program for both salaried and hourly employees, with the goal of providing incentives for key employees to continue their employment with the Company during the period of transition. By undertaking this restructuring of the Company's overall severance program, the Company aims to keep its employees focused on managing the ongoing business and executing the sale of the Company. The restructured severance programs are no more expensive, and in some cases, less costly to the Company, than the programs they replace.

        (c) As previously announced, during the proxy contest in which the Company was engaged in connection with the delayed Annual Meeting, held on September 8, 1999, Shamrock Farms Company, an affiliate of one of the Company's licensees, acquired an approximate 14.9% interest in the Company through private transactions negotiated with three institutional investors. Prior to entering into these purchases, Shamrock Farms Company made a request to the Company's Board of Directors to approve, under the Virginia Affiliated Transactions Act, the acquisition of more than 10% of the Company's common stock. The Company's Board granted approval on September 3, 1999, for Shamrock Farms Company to acquire up to a 20% stock interest in the Company.

Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                3.2 Amended and Restated Bylaws, amended through September 8, 1999, filed herewith.

                27. Financial Data Schedules, filed herewith.

                99.1  Board   Resolution,   adopted  September  8,  1999,  filed
                herewith.

        (b)     Reports on Form 8-K:

                Current report on Form 8-K dated August 23, 1999-Item 5, to file the Company's press release announcing the receipt of a proposal from a private investor to purchase 100% of the outstanding capital stock of the Company for cash.

                Current report on Form 8-K dated August 25, 1999-Item 5, to file the Company's press release announcing that the Company signed a non-binding letter of intent to sell the assets of its Flavors Division. (The Company announced on October 4, 1999 the termination of these negotiations to sell its Flavors Division.)

                Current report on Form 8-K dated September 8, 1999-Item 5, to file the Company's press release announcing the results of the annual meeting of shareholders held on September 8, 1999.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ESKIMO PIE CORPORATION



Date:  November 10, 1999                  By /s/  David B. Kewer
                                            ---------------------------------
                                                  David B. Kewer
                                                  President and Chief Executive
                                                  Officer



Date:  November 10, 1999                  By /s/  Thomas M. Mishoe, Jr.
                                            ---------------------------------
                                                  Thomas M. Mishoe, Jr.
                                                  Chief Financial Officer, Vice
                                                  President, Treasurer and
                                                  Corporate Secretary



Date:  November 10, 1999                  By /s/  Kathryn L. Tyler
                                            ---------------------------------
                                                  Kathryn L. Tyler
                                                  Controller