Form 10-Q/A
period 1999-03-31
ESKIMO PIE CORP
filed 2000-03-17
CIK 787520

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q/A
                                  ____________


     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                       Commission file number    0-19867


                            ________________________
                             ESKIMO PIE CORPORATION
             (Exact name of registrant as specified in its charter)

            Virginia                                      54-0571720
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                           901 Moorefield Park Drive
                              Richmond, VA   23236
          (Address of principal executive offices, including zip code)
                                  ____________
                Registrant's phone number, including area code:
                                 (804) 560-8400
                                  ____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                        Class                                                     Outstanding at April 30, 1999
--------------------------------------------------------------        -----------------------------------------------------
                                                                                            3,458,59
              Common Stock, $1.00 Par Value

                             ESKIMO PIE CORPORATION
                                     Index


                                                                                  Page Number
                                                                                ----------------
Part I.   Financial Information (as amended March 16, 2000 to reclassify portions of long term debt outstanding)

  Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income
          Three Months Ended March 31, 1999 and 1998                                           1

          Condensed Consolidated Balance Sheets
          March 31, 1999; December 31, 1998 and March 31, 1998                                 2

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1999 and 1998                                           3

          Notes to Condensed Consolidated Financial Statements                                 4

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                  6


                                  ESKIMO PIE CORPORATION
                  Condensed Consolidated Statements of Income (Unaudited)


For the three months ended March 31,                                                            1999                 1998
---------------------------------------------------------------------------------------------------------------------------------

(In thousands, except Per Share Data)
Net sales                                                                                         $   16,129           $   16,031
Cost of products sold                                                                                  9,283                9,501
         Gross profit                                                                                  6,846                6,530

Advertising and sales promotion expenses                                                               3,881                3,662
Selling, general and administrative expenses                                                           2,143                2,418
Expense from restructuring activities                                                                    314                    -
         Operating income                                                                                508                  450
Interest income                                                                                           19                   61
Interest expense and other - net                                                                         159                  192
                                                                                      -------------------------------------------
         Income before income taxes                                                                      368                  319
Income tax expense                                                                                       136                  118
                                                                                      -------------------------------------------
         Net income                                                                               $      232           $      201
                                                                                      ===========================================

Per  Share Data
         Basic:
              Weighted average number of common shares outstanding                                 3,462,796            3,458,002
              Net income                                                                          $     0.07           $     0.06
                                                                                      ===========================================

         Assuming dilution:
              Weighted average number of common shares outstanding                                 3,469,385            3,463,107
              Net income                                                                          $     0.07           $     0.06
                                                                                      ===========================================

         Cash dividend                                                                            $     0.05           $     0.05
                                                                                      ===========================================

                                  ESKIMO PIE CORPORATION
                     Condensed Consolidated Balance Sheets (Unaudited)


                                                                              March 31,  December 31,  March 31,
As of                                                                           1999         1998        1998
----------------------------------------------------------------------------------------------------------------

(In thousands, except share data)

Assets

Current assets:
     Cash and cash equivalents                                                   $    48       $   530    $ 1,830
     Receivables                                                                   8,888         6,817      8,880
     Inventories                                                                   5,418         4,897      4,762
     Prepaid expenses                                                                611           889        712
                                                                            ------------------------------------
        Total current assets                                                      14,965        13,133     16,184

     Property, plant and equipment - net                                           7,070         7,665      7,901
     Goodwill and other intangibles                                               17,395        17,645     17,433
     Other assets                                                                  1,636         1,645      1,998
                                                                            ------------------------------------

        Total assets                                                             $41,066       $40,088    $43,516
                                                                             ====================================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                            $ 3,876       $ 2,875    $ 4,087
     Accrued advertising and promotion                                             2,740         1,728      2,784
     Accrued compensation and related amounts                                        293           211        442
     Other accrued expenses                                                          889           657        932
     Current portion of long term debt                                             1,317         1,317      1,317
                                                                             ------------------------------------

        Total current liabilities                                                  9,115         6,788      9,562

Long term debt                                                                     6,411         3,901      4,889
Convertible subordinated notes                                                         -         3,800      3,800
Postretirement benefits and other liabilities                                      3,201         3,373      3,146

Shareholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares
        authorized, none issued and outstanding                                        -             -          -
     Common stock, $1.00 par value; 10,000,000 shares
        authorized, 3,462,796 issued and outstanding in 1999,
         3,458,597 at December 31,1998 and 3,458,002 at
        March 31, 1998                                                             3,463         3,459      3,458

     Additional capital                                                            4,443         4,393      4,361
     Retained earnings                                                            14,433        14,374     14,300
                                                                             ------------------------------------

        Total shareholders' equity                                                22,339        22,226     22,119
                                                                             ------------------------------------

        Total liabilities and shareholders' equity                               $41,066       $40,088    $43,516
                                                                             ====================================

                                  ESKIMO PIE CORPORATION
                Condensed Consolidated Statements of Cash Flows (Unaudited)


For the three months ended March 31,                                                                  1999                  1998
----------------------------------------------------------------------------------------------------------------------------------

(In thousands)

Operating activities
     Net income                                                                                       $   232              $   201
     Adjustments to reconcile net income to net cash
        used in operating activities:
          Depreciation and amortization                                                                   614                  626
          Change in deferred income taxes and other assets                                                 (3)                 (80)
          Change in postretirement benefits and other liabilities                                        (174)                 (70)
          Change in receivables                                                                        (2,070)              (3,559)
          Change in inventories and prepaid expenses                                                     (242)                 (96)
          Change in accounts payable and accrued expenses                                               2,351                2,244
                                                                                      --------------------------------------------

     Net cash provided by (used in) operating activities                                                  708                 (734)

Investing activities
 Capital expenditures                                                                                    (147)                (376)
 Proceeds from disposal of fixed assets                                                                   401                    -
 Other                                                                                                     18                   87
                                                                                      --------------------------------------------

     Net cash provided by (used in) investing activities                                                  272                 (289)

Financing activities
     Borrowings                                                                                         3,800                    -
     Redemption of convertible subordinated notes                                                      (3,800)                   -
     Principal payments on long term debt                                                              (1,289)                (329)
     Cash dividends                                                                                      (173)                (171)
                                                                                      --------------------------------------------

     Net cash used in financing activities                                                             (1,462)                (500)
                                                                                      --------------------------------------------

Change in cash and cash equivalents                                                                      (482)              (1,523)
Cash and cash equivalents at the beginning of the year                                                    530                3,353
                                                                                      --------------------------------------------

Cash and cash equivalents at the end of the quarter                                                   $    48              $ 1,830
                                                                                      ============================================

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


NOTE B - INVENTORIES
Inventories are classified as follows:

As of                                                March 31, 1999            December 31, 1998           March 31, 1998
------------------------------------------------------------------------------------------------------------------------------

(In thousands)
Finished goods                                        $ 3,471                     $  3,294                     $3,131
Raw materials and packaging supplies                    2,986                        2,642                      2,562
                                                      -------                     --------                     ------
      Total FIFO inventories                            6,457                        5,936                      5,693
LIFO reserves                                          (1,039)                    (  1,039)                      (931)
                                                      -------                     --------                     ------
                                                      $ 5,418                     $  4,897                     $4,762
                                                      =======                     ========                     ======
------------------------------------------------------------------------------------------------------------------------------




NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:


For the three months ended March 31,                                                   1999        1998
                                                                                  ------------------------

Net income                                                                          $  232,000  $  201,000
                                                                                    ==========  ==========

Weighted average number of common shares outstanding                                 3,462,796   3,458,002
Dilutive effect of stock options                                                         6,589       5,105
                                                                                    ----------  ----------
Weighted average number of common shares outstanding
  assuming potential dilution                                                        3,469,385   3,463,107
                                                                                    ==========  ----------

Basic earnings per share                                                            $     0.07  $     0.06
                                                                                    ==========  ==========

Earnings per share - assuming dilution                                              $     0.07  $     0.06
                                                                                    ==========  ==========
----------------------------------------------------------------------------------------------------------



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

NOTE D - BUSINESS SEGMENTS

                                                           National
Business Segments                                           Brands   Flavors    Foodservice       Other    Totals
------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999
---------------------------------
Sales                                                       $10,558    $2,916      $2,113         $ 542     $16,129
                                                            =======    ======      ======         =====     =======

Segment profitability                                       $ 1,952    $  601      $  447         $ (35)    $ 2,965
  Selling, general and administrative expenses                                                               (2,143)
  Expense from restructuring activities                                                                        (314)
  Interest income and expense - net                                                                            (140)
                                                                                                            -------
Income before income taxes                                                                                  $   368
                                                                                                            =======


Three months ended March 31, 1998
---------------------------------

Sales                                                       $11,024    $2,796      $1,813         $ 398     $16,031
                                                            =======    ======      ======         =====     =======

Segment profitability                                       $ 1,955    $  509      $  538         $(134)    $ 2,868
  Selling, general and administrative expenses                                                               (2,418)
  Interest income and expense - net                                                                            (131)
                                                                                                            -------
Income before income taxes                                                                                  $   319
                                                                                                            =======
----------------------------------------------------------------------------------------------------------------------


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


NOTE F - FINANCING ARRANGEMENTS

As partial consideration in connection with the 1994 acquisition of Sugar Creek Foods, the Company issued $3,800,000 in convertible subordinated notes to the former Sugar Creek Foods' shareholders. These notes became due in February 1999 and were refinanced under the Company's $10,000,000 committed line of credit. Approximately $1.0 million was subsequently paid against the line of credit, and the remaining $2.8 million outstanding at March 31, 1999 has been classified as long-term based on management's ability and intent to refinance the amount on a long-term basis.

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

Expenses and Other Income
-------------------------

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

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

    The Company's financial position remains strong. Increased collection of accounts receivable and the sale of certain fixed assets previously leased to one of its licensee customers improved the Company's cash flow. Payments on long term debt have reduced debt by $2.3 million over the past year and significantly improved the Company's debt to equity position.

    The Company's convertible subordinated notes became due in February 1999 and were refinanced under the Company's $10 million committed line of credit, which is available through April 2000. Approximately $1 million was subsequently paid against the line of credit, and the remaining $2.8 million outstanding on the line of credit has been classified as long-term based on management's ability and intent to refinance the amount on a long-term basis. The Company generally seeks a one year extension of the line of credit during the second quarter of each year and is currently in negotiation with several parties to obtain an extension for the line of credit and/or other long term financing


    The Company believes that the annual cash generated from operations and funds available under its credit agreements will provide the Company with sufficient funds and the financial flexibility to support its ongoing business, strategic objectives and debt repayment requirements.

FUTURE PLANS AND FINANCIAL EXPECTATIONS
---------------------------------------

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

IMPACT OF YEAR 2000
-------------------

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

                                   SIGNATURES
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ESKIMO PIE CORPORATION



Date:  March 17, 2000             By /s/  David B. Kewer
                                    -------------------
                                  David B. Kewer
                                  President and Chief Executive Officer




Date:  March 17, 2000             By /s/  Thomas M. Mishoe, Jr.
                                    --------------------------
                                  Thomas M. Mishoe, Jr.
                                  Chief Financial Officer, Vice President,
                                  Treasurer and Corporate Secretary



Date:  March 17, 2000             By /s/  Kathryn L. Tyler
                                    ----------------------
                                  Kathryn L. Tyler
                                  Controller