Form 10-Q/A
period 1999-06-30
ESKIMO PIE CORP
filed 2000-03-17
CIK 787520

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999.


              Class                              Outstanding at July 31, 1999
            ---------                           --------------------------------
Common Stock, $1.00 Par Value                              3,462,850

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
          Condition and Results of Operations

                       ESKIMO PIE CORPORATION
        Condensed Consolidated Statements of Income (Unaudited)



                                                           Three months ended       Six months ended
                                                                June 30,                June 30,
                                                            1999        1998        1999        1998
-------------------------------------------------------------------------------------------------------
                                                               (In thousands, except share data)

Net sales                                                $   22,146  $   20,114  $   38,275  $   36,145
Cost of products sold                                        11,715      11,052      20,998      20,553
                                                         ----------------------------------------------
     Gross profit                                            10,431       9,062      17,277      15,592

Advertising and sales promotion expenses                      5,827       5,215       9,708       8,877
Selling, general and administrative expenses                  2,039       2,072       4,182       4,490
Expense from restructuring activities                           258           -         572           -
                                                         ----------------------------------------------
     Operating income                                         2,307       1,775       2,815       2,225

Interest income                                                  31          41          50         102
Interest expense and other - net                                117         152         276         344
                                                         ----------------------------------------------
     Income before income taxes                               2,221       1,664       2,589       1,983

Income tax expense                                              822         615         958         733
                                                         ----------------------------------------------
     Net income                                          $    1,399  $    1,049  $    1,631  $    1,250
                                                         ==============================================

Per Share Data
     Basic:
        Weighted average number of
          common shares outstanding                       3,462,824   3,458,370   3,462,810   3,458,187
        Net income                                       $     0.40  $     0.30  $     0.47  $     0.36
                                                       ================================================

     Assuming dilution:
        Weighted average number of common
          shares outstanding                              3,462,824   3,637,836   3,464,031   3,629,990
         Net income                                      $     0.40  $     0.30  $     0.47  $     0.36
                                                       ================================================

     Cash dividends                                      $     0.05  $     0.05  $     0.10  $     0.10
                                                       ================================================

                                  ESKIMO PIE CORPORATION
                     Condensed Consolidated Balance Sheets (Unaudited)


                                                                           June 30,  December 31,  June 30,
As of                                                                        1999        1998        1998
-----------------------------------------------------------------------------------------------------------
(In thousands, except share data)

Assets

Current assets:
     Cash and cash equivalents                                              $    55      $   530    $ 2,285
     Receivables                                                             12,073        6,817     11,011
     Inventories                                                              5,227        4,897      5,895
     Prepaid expenses                                                           287          889        819
                                                                         ----------------------------------

          Total current assets                                               17,642       13,133     20,010

     Property, plant and equipment - net                                      6,839        7,665      7,983
     Goodwill and other intangibles                                          17,142       17,645     17,221
     Other assets                                                             1,048        1,645      1,399
                                                                         ----------------------------------

        Total assets                                                        $42,671      $40,088    $46,613
                                                                         ==================================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                       $ 3,496      $ 2,875    $ 6,144
     Accrued advertising and promotion                                        4,562        1,728      3,381
     Accrued compensation and related amounts                                   386          211        401
     Other accrued expenses                                                   1,064          657        784
     Income taxes                                                               250            -          -
     Current portion of long term debt                                        1,202        1,317      1,317
                                                                         ----------------------------------

        Total current liabilities                                            10,960        6,788     12,027

Long term debt                                                                5,033        3,901      4,559
Convertible subordinated notes                                                    -        3,800      3,800
Postretirement benefits and other liabilities                                 3,108        3,373      3,216

Shareholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares
      authorized, none issued and outstanding                                     -             -         -

     Common stock, $1.00 par value; 10,000,000 shares authorized,
      3,462,824 issued and outstanding in 1999,  3,458,597 at December
      31, 1998 and 3,458,601 at June 30, 1998
                                                                              3,463        3,459      3,459


     Additional capital                                                       4,448        4,393      4,376
     Retained earnings                                                       15,659       14,374     15,176
                                                                         ----------------------------------

        Total shareholders' equity                                           23,570       22,226     23,011
                                                                         ----------------------------------

        Total liabilities and shareholders' equity                          $42,671      $40,088    $46,613
                                                                         ==================================

                                  ESKIMO PIE CORPORATION
                Condensed Consolidated Statements Of Cash Flows (Unaudited)



For the six months ended June 30,                                            1999                      1998
----------------------------------------------------------------------------------------------------------------
(In thousands)

Operating activities
     Net income                                                            $ 1,631                   $ 1,250
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                      1,192                     1,257
          Change in deferred income taxes and other assets                     704                       (56)
          Change in postretirement benefits and other liabilities             (292)                       (9)
          Change in receivables                                             (5,256)                   (5,691)
          Change in inventories and prepaid expenses                             -                      (755)
          Change in accounts payable and accrued expenses                    4,334                     4,708
                                                                     -------------------------------------------

     Net cash provided by operating activities                               2,313                       704

Investing activities
     Capital expenditures                                                     (221)                     (832)
     Proceeds from disposal of fixed assets                                    401                         -
     Other                                                                     161                        63
                                                                     -------------------------------------------

     Net cash provided by (used in) investing activities                       341                      (769)

Financing activities
     Borrowings                                                              3,800                         -
     Redemption of convertible subordinated notes                           (3,800)                        -
     Principal payments on long term debt                                   (2,783)                     (659)
     Cash dividends                                                           (346)                     (344)
                                                                     -------------------------------------------

     Net cash used in financing activities                                  (3,129)                   (1,003)
                                                                     -------------------------------------------

Change in cash and cash equivalents                                           (475)                   (1,068)
Cash and cash equivalents at the beginning of the year                         530                     3,353
                                                                     -------------------------------------------

Cash and cash equivalents at the end of the quarter                        $    55                   $ 2,285
                                                                     ===========================================


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


NOTE B - INVENTORIES

Inventories are classified as follows:

                                                     June 30, 1999             December 31, 1998            June 30, 1998
------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Finished goods                                        $ 3,488                   $  3,294                     $3,783
Raw materials and packaging supplies                    2,776                      2,642                      3,043
                                                      -------                   --------                     ------
      Total FIFO inventories                            6,264                      5,936                      6,826
LIFO reserves                                          (1,037)                   ( 1,039)                      (931)
                                                      -------                   --------                     ------
                                                      $ 5,227                   $  4,897                     $5,895
                                                      =======                   ========                     ======
------------------------------------------------------------------------------------------------------------------------------



NOTE C - FINANCING ARRANGEMENTS

     On May 20, 1999, the Company renewed its $10 million committed line of credit, which is now available for general corporate purposes through April 2001. Borrowings under the line bear interest at the lender's overnight money market rate plus 100 basis points.

     The Company used the line to refinance the February 1999 redemption of the previously issued $3.8 million in convertible subordinated notes. The remaining $1.7 million outstanding at June 30, 1999 has been classified as long-term based on management's ability and intent to refinance the amount on a long-term basis.

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:

------------------------------------------------------------------------------------------------------------------------------------

                                                            Three months ended June 30,  Six months ended June 30,
                                                                1999           1998          1999         1998
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                     $1,399,000    $1,049,000    $1,631,000   $1,250,000
Reversal of interest expense from convertible                           -        27,000             -       53,000
  subordinated notes (after tax)                               ----------    ----------    ----------   ----------


Net income assuming potential dilution                         $1,399,000    $1,076,000    $1,631,000   $1,303,000
                                                                             ==========    ==========   ==========

Weighted average number of common
  shares outstanding                                            3,462,824     3,458,370     3,462,810    3,458,187
Effect of dilutive securities:
  Stock options                                                         -        16,899         1,221        9,236
  Convertible subordinated notes                                        -       162,567             -      162,567
                                                               ----------    ----------    ----------   ----------
Weighted average number of common shares
  outstanding assuming potential dilution                       3,462,824     3,637,836     3,464,031    3,629,990
                                                               ==========    ==========    ==========   ==========

Basic earnings per share                                       $     0.40    $     0.30    $     0.47   $     0.36
                                                               ==========    ==========    ==========   ==========

Earnings per share - assuming dilution                         $     0.40    $     0.30    $     0.47   $     0.36
                                                               ==========    ==========    ==========   ==========

------------------------------------------------------------------------------------------------------------------


     Certain stock options were excluded from consideration for their dilutive effect because the exercise price of the options exceeded the average market price for the respective periods, and as such, the effect would be anti-dilutive.


NOTE E - BUSINESS SEGMENTS

------------------------------------------------------------------------------------------------------------------
                                                           National
Business Segments                                           Brands   Flavors   Foodservice  Other   Totals
------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 1999
--------------------------------
Sales                                                       $15,210   $3,531       $2,823   $582   $22,146
                                                            =======   ======       ======   ====   =======

Segment profitability                                       $ 3,110   $  639       $  720   $135   $ 4,604
  Selling, general and administrative expenses                                                      (2,039)
  Expense from restructuring activities                                                               (258)
  Interest income and expense - net                                                                    (86)
                                                                                                   -------
 Income before income taxes                                                                        $ 2,221
                                                                                                   =======


Three months ended June 30, 1998
--------------------------------

Sales                                                       $14,472   $3,109       $2,132   $401   $20,114
                                                            =======   ======       ======   ====   =======

Segment profitability                                       $ 2,941   $  454       $  434   $ 18   $ 3,847
  Selling, general and administrative expenses                                                      (2,072)
  Interest income and expense - net                                                                   (111)
                                                                                                   -------
Income before income taxes                                                                         $ 1,664
                                                                                                   =======

----------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                           National
Business Segments                                           Brands   Flavors  Foodservice   Other     Totals
-------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1999
------------------------------
Sales                                                       $25,768   $6,447       $4,936   $1,124    $38,275
                                                            =======   ======       ======   ======    =======

Segment profitability                                       $ 5,062   $1,240       $1,167   $  100    $ 7,569
  Selling, general and administrative expenses                                                         (4,182)
  Expense from restructuring activities                                                                  (572)
  Interest income and expense - net                                                                      (226)
                                                                                                      -------
 Income before income taxes                                                                           $ 2,589
                                                                                                      =======
-------------------------------------------------------------------------------------------------------------

Six months ended June 30, 1998
------------------------------

Sales                                                       $25,496   $5,905       $3,945   $  799    $36,145
                                                            =======   ======       ======   ======    =======

Segment profitability                                       $ 4,896   $  963       $  972   $ (116)   $ 6,715
  Selling, general and administrative expenses                                                         (4,490)
  Interest income and expense - net                                                                      (242)
                                                                                                      -------
Income before income taxes                                                                            $ 1,983
                                                                                                      =======

-------------------------------------------------------------------------------------------------------------



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

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

     The Company's liquidity and capital resources have continued to strengthen as improved profitability has led to an increase in cash from operations. Working capital is being managed closely and long term debt has been reduced by $2.8 million during the six-month period. As a result, the Company's working capital at June 30, 1999 exceeded the outstanding debt obligations for the first time in over five years.

     On May 20, 1999, the Company renewed its $10 million committed line of credit, which is now available for general corporate purposes through April 2001. Borrowings under the line bear interest at the lender's overnight money market rate plus 100 basis points. The Company used the line to refinance the February 1999 redemption of the previously issued $3.8 million in convertible subordinated notes. Through June 30,1999, approximately $2.1 million of cash generated from operations had been applied against the line. The remaining $1.7 million outstanding has been classified as long-term based on management's ability and intent to refinance the amount on a long-term basis.

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

IMPACT OF YEAR 2000
-------------------

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


                                           ESKIMO PIE CORPORATION



Date:  March 17, 2000                  By /s/ David B. Kewer
                                          -------------------------
                                         David B. Kewer
                                         President and Chief Executive Officer



Date:  March 17, 2000                  By /s/ Thomas M. Mishoe, Jr.
                                          -------------------------
                                         Thomas M. Mishoe, Jr.
                                         Chief Financial Officer, Vice President
                                         Treasurer and Corporate Secretary



Date:  March 17, 2000                  By /s/ Kathryn L. Tyler
                                          -------------------------
                                         Kathryn L. Tyler
                                         Controller