Form 10-Q/A
period 1999-09-30
ESKIMO PIE CORP
filed 2000-03-17
CIK 787520

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q/A
                                  ____________

        (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number    0-19867

                            ________________________
                             ESKIMO PIE CORPORATION
             (Exact name of registrant as specified in its charter)



          Virginia                                 54-0571720
(State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


                           901 Moorefield Park Drive
                              Richmond, VA   23236
          (Address of principal executive offices, including zip code)
                                  ____________
                Registrant's phone number, including area code:
                                 (804) 560-8400
                                  ____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock.


               Class                     Outstanding at October 31, 1999
               -----                     -------------------------------
   Common Stock, $1.00 Par Value                   3,464,050

                             ESKIMO PIE CORPORATION
                                     Index


                                                                                            Page Number
                                                                                           -------------

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





                             ESKIMO PIE CORPORATION
             Condensed Consolidated Statements of Income (Unaudited)


                                                     Three months ended      Nine months ended
                                                       September 30,           September 30,
-------------------------------------------------------------------------------------------------
                                                      1999        1998        1999        1998
-------------------------------------------------------------------------------------------------
                                                         (In thousands, except share data)

Net sales                                          $   15,686  $   15,179  $   53,961  $   51,324
Cost of products sold                                   8,824       9,025      29,822      29,578
                                                    ---------------------------------------------
         Gross profit                                   6,862       6,154      24,139      21,746

Advertising and sales promotion expenses                4,069       4,106      13,777      12,983
Selling, general and administrative expenses            1,930       1,803       6,112       6,293
Expense from restructuring activities                       -           -         191           -
Expense from analysis of strategic alternatives           219           -         600           -
Expense from proxy contest                                344           -         344           -
                                                    ----------------------------------------------
      Operating income                                    300         245       3,115       2,470

Interest (income)/expense and other - net                 134         141         360         383
                                                 ------------------------------------------------
      Income before income taxes                          166         104       2,755       2,087

Income tax expense                                         61          39       1,019         772
                                                 ------------------------------------------------
      Net income                                   $      105  $       65  $    1,736  $    1,315
                                                 ================================================

Per Share Data
     Basic:
        Weighted average number of
          common shares outstanding                 3,463,178   3,458,598   3,462,929   3,458,326
        Net income                                 $     0.03  $     0.02  $     0.50  $     0.38
                                                 ================================================

     Assuming dilution:
        Weighted average number of
         common shares outstanding                  3,463,178   3,458,598   3,463,453   3,458,326
        Net income                                 $     0.03  $     0.02  $     0.50  $     0.38
                                                 ================================================

     Cash dividends                                $     0.00  $     0.05  $     0.10  $     0.15
                                                 ================================================

                                     ESKIMO PIE CORPORATION
                       Condensed Consolidated Balance Sheets (Unaudited)


                                                                               September 30,  December 31,  September 30,
As of                                                                              1999           1998          1998
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)

Assets

Current assets:
     Cash and cash equivalents                                                       $    72       $   530        $ 1,302
     Receivables                                                                       8,316         6,817          6,470
     Inventories                                                                       5,367         4,897          6,830
     Prepaid expenses                                                                    279           889            717
                                                                             --------------------------------------------

          Total current assets                                                        14,034        13,133         15,319

     Property, plant and equipment - net                                               6,766         7,665          7,862
     Goodwill and other intangibles                                                   16,877        17,645         17,796
     Other assets                                                                        712         1,645          1,340
                                                                             --------------------------------------------

          Total assets                                                               $38,389       $40,088        $42,317
                                                                             ============================================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                                $ 1,983       $ 2,875        $ 3,726
     Accrued advertising and promotion                                                 3,005         1,728          2,059
     Accrued compensation and related amounts                                            436           211            170
     Other accrued expenses                                                            1,057           657            824
     Current portion of long term debt                                                 2,265         1,317          1,317
                                                                             --------------------------------------------

          Total current liabilities                                                    8,746         6,788          8,096

Long term debt                                                                         3,143         3,901          4,230
Convertible subordinated notes                                                             -         3,800          3,800
Postretirement benefits and other liabilities                                          2,808         3,373          3,281

Shareholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized,
         none issued and outstanding                                                       -             -              -

     Common stock, $1.00 par value; 10,000,000 shares authorized,
         3,464,050 issued and outstanding at
         September 30 1999,   3,458,597 at December 31, 1998
         and September 30, 1998                                                        3,464         3,459          3,458

     Additional capital                                                                4,464         4,393          4,385
     Retained earnings                                                                15,764        14,374         15,067
                                                                             --------------------------------------------

          Total shareholders' equity                                                  23,692        22,226         22,910
                                                                             --------------------------------------------

          Total liabilities and shareholders' equity                                 $38,389       $40,088        $42,317
                                                                             ============================================

                             ESKIMO PIE CORPORATION
           Condensed Consolidated Statements of Cash Flows (Unaudited)




Nine months ended September 30,                                                                1999           1998
--------------------------------------------------------------------------------------------------------------------
(in thousands)

Operating activities
     Net income                                                                               $ 1,736        $ 1,315
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                                                         1,791          1,896
          Change in deferred income taxes and other assets                                      1,017            (40)
          Change in postretirement benefits and other liabilities                                (569)            80
          Change in receivables                                                                (1,499)        (1,149)
          Change in inventories and prepaid expenses                                             (130)        (1,588)
          Change in accounts payable and accrued expenses                                       1,059            777
                                                                                      ------------------------------

     Net cash provided by operating activities                                                  3,405          1,291

Investing activities
     Acquisition of intangible assets                                                               -           (944)
     Capital expenditures                                                                        (466)        (1,092)
     Proceeds from disposal of fixed assets                                                       401              -
     Other                                                                                        158            199
                                                                                      ------------------------------

     Net cash provided by (used in) investing activities                                           93         (1,837)

Financing activities
     Borrowings                                                                                  3800              -
     Redemption of convertible subordinate notes                                                (3800)             -
     Principal payments on long term debt                                                      (3,610)          (988)
     Cash dividends                                                                              (346)          (517)
                                                                                      ------------------------------

     Net cash (used in) financing activities                                                   (3,956)        (1,505)
                                                                                      ------------------------------

Change in cash and cash equivalents                                                              (458)        (2,051)
Cash and cash equivalents at the beginning of the year                                            530          3,353
                                                                                      ------------------------------

Cash and cash equivalents at the end of the quarter                                           $    72        $ 1,302
                                                                                      ==============================

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

NOTE B - INVENTORIES
Inventories are classified as follows:

                                                   September 30, 1999          December 31, 1998         September 30, 1998
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
Finished goods                                             $ 3,629                    $ 3,294                     $4,762
Raw materials and packaging supplies                         2,775                      2,642                      2,999
                                                           -------                    -------                     ------
      Total FIFO inventories                                 6,404                      5,936                      7,761
LIFO reserves                                               (1,037)                    (1,039)                      (931)
                                                           -------                    -------                     ------
                                                           $ 5,367                    $ 4,897                     $6,830
                                                           =======                    =======                     ======
----------------------------------------------------------------------------------------------------------------------------



NOTE C - FINANCING ARRANGEMENTS

     On May 20, 1999, the Company renewed its $10 million committed line of credit, which is now available for general corporate purposes through April 2001. Borrowings under the line bear interest at the lender's overnight money market rate plus 100 basis points.

     The Company used the line to refinance the February 1999 redemption of the previously issued $3.8 million in convertible subordinated notes. The remaining $1.2 million outstanding at September 30, 1999 has been classified as current.

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:


                                                              Three months ended September 30,     Nine months ended September 30,
                                                                    1999             1998              1999             1998
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                       $  105,000       $   65,000       $1,736,000      $1,315,000
                                                                 ==========       ==========       ==========      ==========

Weighted average number of common
  shares outstanding                                              3,463,178        3,458,598        3,462,929       3,458,326
Effect of dilutive securities:
  Stock options                                                           -                -              524               -
Weighted average number of common shares
  outstanding assuming potential dilution                         3,463,178        3,458,598        3,463,453       3,458,326
                                                                 ==========       ==========       ==========      ==========

Basic earnings per share                                         $     0.03       $     0.02       $     0.50      $     0.38
                                                                 ==========       ==========       ==========      ==========

Earnings per share - assuming dilution                           $     0.03       $     0.02       $     0.50      $     0.38
                                                                 ==========       ==========       ==========      ==========
-----------------------------------------------------------------------------------------------------------------------------


     Certain stock options were excluded from consideration for their dilutive effect because the exercise price of the options exceeded the average market price for the respective periods, and as such, the effect would be anti-dilutive.


NOTE E - BUSINESS SEGMENTS

                                                              National
Business Segments                                              Brands   Flavors  Foodservice   Other    Totals
---------------------------------------------------------------------------------------------------------------
Three months ended September 30, 1999
--------------------------------------
Sales                                                           $9,569   $3,188       $2,627   $ 302    $15,686
                                                              ========  =======  ===========  ======    =======

Segment profitability                                           $1,614   $  547       $  609   $  23    $ 2,793
  Selling, general and administrative expenses                                                           (1,930)
  Expense from analysis of strategic alternatives                                                          (219)
  Expense from proxy contest                                                                               (344)
  Interest income and expense - net                                                                        (134)
                                                                                                        -------
 Income before income taxes                                                                             $   166
                                                                                                        =======
---------------------------------------------------------------------------------------------------------------
Three months ended September 30, 1998
--------------------------------------

Sales                                                           $9,235   $2,958       $2,447   $ 539    $15,179
                                                              ========  =======  ===========  ======    =======

Segment profitability                                           $1,042   $  372       $  751   $(117)   $ 2,048
  Selling, general and administrative expenses                                                           (1,803)
  Interest income and expense - net                                                                        (141)
                                                                                                        -------
Income before income taxes                                                                              $   104
                                                                                                        =======
---------------------------------------------------------------------------------------------------------------

                                                           National
Business Segments                                           Brands   Flavors  Foodservice   Other     Totals
-------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 1999
-------------------------------------

Sales                                                       $35,337   $9,635       $7,563   $1,426    $53,961
                                                           ========  =======  ===========  =======    =======

Segment profitability                                       $ 6,676   $1,787       $1,776   $  123    $10,362
  Selling, general and administrative expenses                                                         (6,112)
  Expense from restructuring activities                                                                  (191)
  Expense from analysis of strategic alternatives                                                        (600)
  Expense from proxy contest                                                                             (344)
  Interest income and expense - net                                                                      (360)
                                                                                                      -------
 Income before income taxes                                                                           $ 2,755
                                                                                                      =======

--------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 1998
------------------------------------

Sales                                                       $34,731   $8,863       $6,392   $1,338    $51,324
                                                           ========  =======  ===========  =======    =======

Segment profitability                                       $ 5,938   $1,335       $1,723   $ (233)   $ 8,763
  Selling, general and administrative expenses                                                         (6,293)
  Interest income and expense - net                                                                      (383)
                                                                                                      -------
Income before income taxes                                                                            $ 2,087
                                                                                                      =======
-------------------------------------------------------------------------------------------------------------

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

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

     The Company's liquidity and capital resources have continued to strengthen as improved profitability has led to an increase in cash from operations. Working capital is being managed closely and long term debt has been reduced by $3.6 million during the nine month period. As a result, the Company's working capital at September 30, 1999 exceeded its outstanding debt obligations. This continues the trend established as of June 30, 1999, which was the first time working capital exceeded debt obligations in over five years.

     On May 20, 1999, the Company renewed its $10 million committed line of credit, which is now available for general corporate purposes through April 2001. Borrowings under the line bear interest at the lender's overnight money market rate plus 100 basis points. The Company used the line to refinance the February 1999 redemption of the previously issued $3.8 million in convertible subordinated notes. During the first two quarters the remaining amounts due under the line of credit were classified as long-term based on management's ability and intent to refinance the amounts on a long-term basis. At September 30, 1999, given the announcement made at the annual meeting of shareholders discussed below, the remaining $1.2 million outstanding under the line has been classified as current.

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

                                  ESKIMO PIE CORPORATION



Date:  March 17, 2000             By /s/ David B. Kewer
                                         -----------------
                                         David B. Kewer
                                         President and Chief Executive Officer



Date:  March 17, 2000             By /s/ Thomas M. Mishoe, Jr.
                                         ---------------------
                                        Thomas M. Mishoe, Jr.
                                        Chief Financial Officer, Vice President,
                                        Treasurer and Corporate Secretary


Date:  March 17, 2000             By /s/ Kathryn L. Tyler
                                         ----------------------
                                         Kathryn L. Tyler
                                         Controller