Form 10-K405
period 1999-12-31
ESKIMO PIE CORP
filed 2000-03-24
CIK 787520

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
                                 ____________
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

                           901 Moorefield Park Drive
                               Richmond, VA 23236
          (Address of principal executive offices, including zip code)
                                  ___________
                Registrant's phone number, including area code:
                                 (804) 560-8400
                                  ____________

          Securities registered pursuant to section 12(g) of the Act:

             ESKIMO PIE CORPORATION COMMON STOCK, $1.00 par value,
                      and Preferred Stock Purchase Rights
                                  ___________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No ___
                                             ---



   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   There were 3,479,964 shares of the Registrant's Common Stock outstanding on March 20, 2000. The aggregate market value held by non-affiliates on March 20, 2000 was approximately $29 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain information in the Registrant's Proxy Statement for the Annual Meeting to be held on May 3, 2000 is incorporated by reference into Part III herein.

================================================================================

                                     INDEX

                                    Part I


                                                                       Page
Item 1.     Business...................................................  1

Item 2.     Properties.................................................  5

Item 3.     Legal Proceedings..........................................  6

Item 4.     Submission of Matters to a Vote of Security Holders........  6

            Executive Officers of the Registrant.......................  7

                                    Part II

Item 5.     Market for Registrant's Common Equity and Related
            Shareholder Matters........................................  8

Item 6.     Selected Financial Data....................................  9

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................ 10

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk. 16

Item 8.     Financial Statements and Supplementary Data................ 17

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..................... 33

                                   Part III

Item 10     Directors and Executive Officers of the Registrant......... 33

Item 11.    Executive Compensation..................................... 33

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management............................................. 33

Item 13.    Certain Relationships and Related Transactions............. 33

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.......................................... 34

________________________________
      Trademarks and service marks of the Company are italicized where they appear herein. NutraSweet(R) is the registered trademark of Monsanto Company, Chicago, Illinois. Welch's(R) is the registered trademark of Welch Foods Inc., a Cooperative ("Welch's"), Concord, Massachusetts. Nabisco(R), OREO(R) and SnackWell's(R) are the registered trademarks of Nabisco Brands Company ("Nabisco"), San Francisco, California. Weight Watchers(R) and Smart Ones(R) are the registered trademarks of Weight Watchers International, Inc. ("Weight Watchers"), Jericho, New York. All Rights Reserved.

      Market share and product distribution data were obtained from ACNielsen, a nationally recognized market research firm based in Schaumburg, Illinois, which provides the Company with scanner-based product movement data from U.S. grocery stores.

Forward Looking Statements:

      Statements contained in this Annual Report on Form 10-K regarding the Company's future plans and performance are forward looking statements within the meaning of the federal securities laws. These statements are based upon management's current expectations and beliefs about future events and their effect upon the Company. There can be no assurance that future developments affecting the Company will mirror those currently anticipated by management. Actual results may vary materially from those included in the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to, the highly competitive nature of the frozen dessert market and the level of consumer interest in the Company's products, product costing, the weather, the performance of management, the Company's relationships with its licensees and licensors and government regulation. For a more complete discussion of these risks and uncertainties, see "Other Factors Affecting the Business of the Company" beginning on page 3 hereof. The Company assumes no duty to update any forward looking statements.

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

    The Company's strengths include national brand recognition, quality products and the management of complex sales and distribution networks. The Company's growth has come primarily as a result of the development and introduction of Eskimo Pie brand frozen dessert products, the development and marketing of frozen dessert products under the licensing of other well-known national brands under sublicensing arrangements, and the use of a select group of quality-oriented licensee manufacturers who provide a cost effective means to manufacture and distribute the Company's products.

    In September 1999, the Company announced that its Board of Directors had authorized management to actively pursue all strategic alternatives to maximize shareholder value, including a sale of the Company as a whole or one or more sales of the Company's strategic assets.

    The Company is a Virginia corporation with executive offices at 901 Moorefield Park Drive, Richmond, Virginia 23236.


Licensing Strategy

    The Company has granted licenses to seven dairies who purchase packaging and ingredients from the Company for use in the manufacture and distribution of the Eskimo Pie and other branded novelties and ice cream products. Licensees are selected based upon their reputation for product quality and manufacturing and distribution capabilities. The licensees produce, store and distribute products in accordance with specific quality control standards which ensure uniform formulations, taste and appearance across all licensee territories. The Company regularly inspects the licensees' production and storage facilities and monitors finished products for adherence to the Company's quality standards.

    Each licensee operates within geographic territorial boundaries under agreements which generally include three year terms subject to termination by the Company for quality control violations, failure to meet minimum volume requirements or material changes in the Company's ownership or the licensee's business. These agreements provide for six to twelve month transition periods in the event of termination. Beginning in 1999, licensees were contractually required to contribute to trade promotion spending and to make separate quarterly payments to the Company for licensing fees. These licensing fees amounted to $1,040,000 in 1999 and are expected to total to $1,040,000 annually, through 2001.

    Certain key ingredients (such as chocolate coatings and powders) and wrappers used by the Company's licensees in the manufacture of Eskimo Pie and other licensed frozen novelties and ice cream products are produced at Company owned facilities located in New Berlin, Wisconsin and Bloomfield, New Jersey. Other products sold within the licensing system are purchased from approved vendors and "drop shipped" directly to licensee production facilities. Products sold under "drop shipped" arrangements include cartons, ice cream sandwich wafers and proprietary ingredients used in the manufacture of sublicensed brand products.

     As a result of the Company's licensing strategy, the seven licensee dairies account for approximately 60% of the Company's net sales. The licensing strategy allows the Company to select a strong customer base which it actively monitors to minimize the impact of an unforeseen loss of any of its licensee customers. The loss of one or more licensees could cause some disruption in the Company's operations, although, based upon prior experience with replacing licensees, management believes it could find a suitable replacement within a short period of time. As a result, such customer loss would not have a significant impact on the Company's operations, liquidity or capital resources.

     The licensing strategy also allows the Company to operate with relatively low capital requirements. The Company's working capital requirements are limited to that necessary to support advertising, sales promotion and administrative activities rather than the much larger amounts that would be required to support the self-manufacture of finished consumer goods.

     The Company provides significant marketing support for the Eskimo Pie and other licensed brands manufactured and distributed by its licensees. The Company engages in product/concept development, and advertising and sales promotion expense generally includes trade promotion and introductory costs, price-off and feature price promotions, regional consumer promotion, couponing and other trial purchase generating programs and broker commissions.

     The Company has 13 field sales personnel among the Company's operating divisions, and engages broker representatives in each major U.S. market. Distribution of the Company's finished consumer products is handled by the licensees and distributors in their respective territories.

Sublicensing Efforts

     The Company leverages its licensee and trade relationships and marketing presence by securing the limited rights for nationally recognized brand names such as Welch's, Weight Watchers Smart Ones, SnackWell's and OREO. These rights allow the Company to manage the product development, manufacture, distribution, marketing and sales of branded frozen novelties and ice cream products in exchange for royalty payments to the owners of the brand names.

     Welch's.  Since 1980, the Company has managed the manufacture and marketing
     -------
of Welch's brand frozen fruit juice bars under an exclusive agreement with Welch Foods Inc. (Welch's). Under the Company's management, the four varieties of Welch's frozen juice bars continue to be leading products in the "All Family" fruit and juice bar category according to ACNielsen. The Company introduced, in selected test markets, two new Welch's products in 1999 which were targeted to attract the attention of a more youthful audience.

     Weight Watchers.  In January 1995, the Company entered into an agreement
     ---------------
with Weight Watchers Food Company whereby it assumed the management of an existing line of frozen novelty products. During 1998, the Company transitioned the Weight Watchers brand to incorporate the Smart Ones trademark consistent with an overall brand repositioning by Weight Watchers International, Inc. There are currently six Weight Watchers Smart Ones products being distributed to retail grocery stores including the new Mocha Java bar which was introduced in the fourth quarter of 1998.

     Nabisco Brands.  In December 1994, the Company entered into an agreement
     --------------
with Nabisco Brands Company under which it has developed and marketed frozen novelty and packaged ice cream products under the SnackWell's and OREO brand names. The Company currently manages one SnackWell's and two OREO novelty products that are currently distributed to the retail grocery and single serve convenience markets.

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

     Although each agreement also includes certain threshold performance requirements (such as the requirement to develop a certain number of new products each year, reach certain distribution goals, etc.), there are no guaranteed payments required of the Company by any of the agreements. Failure to comply with the terms of the Master License Agreements may result in termination of the respective agreement (or as is more likely the case, some cure or other renegotiation of terms), but in no case would the Company be required to make specified payments if the Company does not continue to utilize the rights under the respective agreements.

Non-licensed Products

     In addition to products manufactured for use in its licensed and sublicensed businesses, the Company sells various other ingredients to the dairy industry produced at its New Berlin, Wisconsin facility. This business involves blending, cooking and processing basic flavors and fruits to produce products which subsequently are used by the Company's customers to flavor frozen desserts, ice cream novelties and fluid dairy products. This business, which accounts for approximately 20% of the Company's sales, has grown in recent years and provides a positive gross margin contribution although at lower levels than the Company's licensing business.

     The Company also manufactures soft serve yogurt and premium ice cream mix in a leased facility in Russellville, Arkansas. Soft serve mix is sold under the Eskimo Pie brand name to broad- line foodservice distributors, yogurt shops and other foodservice establishments who, in turn, sell soft serve ice cream and yogurt products to consumers. The sale of soft serve yogurt and ice cream mix, which accounts for approximately 14% of the Company's sales, is managed by a separate sales force working within the Company's wholly owned subsidiary, Sugar Creek Foods, Inc.

     The Company also manufactures flexible packaging, such as private label ice cream novelty wraps, at its Bloomfield, New Jersey plant. These products are sold to the dairy industry, including many of the Company's licensees.

Other Factors Affecting the Business of the Company

     This document and other information or statements the Company may release from time to time include forward looking statements, within the meaning of federal securities laws, about the Company's future plans and performance. Numerous factors, including but not limited to those discussed below, produce risks and uncertainties that may cause actual results to vary materially from those included in the forward looking statements.

     Competition.  The principal outlet for the Company's licensed and
     -----------
sublicensed products is retail grocery stores which sell approximately $1.8 billion of frozen novelties annually according to the International Dairy Foods Association. The Company's branded frozen novelties compete with over 300 national, regional and local brands, including the brands of two of the world's largest food conglomerates. The Company also competes with national, regional and local brands of soft serve frozen yogurt and premium ice cream, packaged ice cream and sorbet products.

     Management believes that the Company has a number of competitive advantages in the frozen dessert market. The Eskimo Pie brand name is one of the most widely recognized names in this market and it is management's belief that consumers identify the Eskimo Pie name with a consistently high quality product. The Company has been an active leader in new product introductions, as evidenced by Eskimo Pie Sweetened with NutraSweet and the numerous sub-licensed products developed in recent years. In addition, the Company's licensing strategy enables it to operate with relatively low capital requirements.

    Product Costing.  The Company purchases raw materials such as sugar and
    ---------------
coconut oil from a number of suppliers. Other materials used by the Company include paper, cartons and chocolate liquor. With the exception of ice cream sandwich wafers, NutraSweet brand aspartame, and the proprietary items required to be purchased from the owners of the sublicensed brands, the Company believes that its raw materials are readily available from a number of sources. Raw material costs may be influenced by fluctuations in the commodity markets.

    Seasonality.  The frozen dessert market is seasonal with sales concentrated
    -----------
in the summer months. Because the Company supplies packaging and ingredients to manufacturers of its licensed and sublicensed products, the Company has a higher level of sales preceding and during the summer months and a lower level of sales in the first and fourth quarters. Annual sales can be adversely affected by unseasonably cool weather during the summer months.

    Management.  The Company is reliant on the abilities of the management team
    ----------
led by David B. Kewer, the Company's President and Chief Executive Officer. These personnel have significant experience in their respective functional areas and the loss of these individuals or others could have an adverse effect on the Company's ability to implement its future plans.

    Licensee Relationships.  The nature and extent of the Company's
    ----------------------
relationships with its licensees are discussed under "Licensing Strategy" above.

    Licensor Relationships.  The Company derives approximately 33% of its
    ----------------------
revenues from sub-licensed products which, in general, are governed by contractual agreements between the licensor and the Company (as discussed under "Sublicensing Efforts" above). The loss of these sub-licensed brands could have an adverse effect on the Company's business.

    Year 2000 Matters. See "Management's Discussion and Analysis of Financial
    -----------------
Condition and Results of Operations - Impact of Year 2000" for a discussion of this issue.

    Government Regulation.  Like other companies in the food industry, the
    ---------------------
Company and its licensees are subject to extensive regulation by various local, state and federal governmental agencies. Pursuant to a wide range of statutes, rules and regulations, such agencies prescribe requirements governing product quality, purity, manufacturing, advertising and labeling. Food products are often subject to "standard of identity" requirements, which are promulgated at both the federal and state level to control the permissible qualitative and quantitative ingredient content of foods and related information that must be provided on food product labels. The Federal Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC") and many states review product labels and advertising to assure compliance with applicable statutes and regulations.

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

    Trademarks.  The licensing of trademarks owned and sublicensed by the
    ----------
Company, especially the Eskimo Pie brand, is central to the business of the Company. The Company has exclusive rights with respect to these trademarks in the U.S. and, for Eskimo Pie and RealFruit, in Canada and certain other countries around the world. The Company has made federal and various international filings with respect to its significant trademarks and intends to keep these filings current. The Company is not aware of any challenge to the validity of any trademark material to its business in areas where the Company and its licensees are currently conducting operations.

    Environmental.  The Company's operations are subject to rules and
    -------------
regulations governing air quality, waste disposal and other environmental related matters, as well as other general employee health and safety laws and regulations. Other than as set forth below with respect to the Bloomfield plant, the Company believes that it is in substantial compliance with all such applicable laws and rules.

    In the third quarter of 1991, the Company learned that small quantities of cleanup solvents, solvent inks and oil were disposed of many years before at its Bloomfield, New Jersey plant. The Company promptly notified regulatory authorities and undertook testing to determine the extent of any contamination. In connection with the consummation of the Company's public offering in March, 1992, the Company's former parent, Reynolds Metals Company ("Reynolds"), entered into an agreement with the Company under which Reynolds will continue to manage environmental testing and remediation activities at the Bloomfield plant. Under the agreement, Reynolds will reimburse the Company for certain cleanup costs (as defined in the agreement), relating to the Bloomfield plant, that may be incurred by the Company in excess of $300,000. The Company recorded a $300,000 liability for these costs in 1992 of which approximately $70,000 remains unused at December 31, 1999.

    In connection with the Board's decision to explore a possible sale of the Company, management is attempting to accelerate resolution of the Bloomfield environmental issue. As a result of its efforts, management has made certain estimates and recorded an additional liability of $106,000 relating to costs associated with (1) testing and remediation with respect to certain items as to which the Company and Reynolds do not agree on the extent of Reynolds' remediation responsibility under the agreement and (2) expediting the timeframe under which certain testing results are available for review by management, regulatory authorities and potential purchasers of the Company.

    Except as provided for in the agreement relating to the Bloomfield facility, Reynolds has not otherwise undertaken any responsibility or assumed liability for any environmental obligations of the Company.

    Employees.  At December 31, 1999, the Company employed approximately 105
    ---------
persons. No employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are good.

                              ITEM 2.  PROPERTIES

    In 1992, the Company acquired an office building in the Moorefield Office Park in Richmond, Virginia. The building consists of approximately 32,496 square feet on 3.4 acres which serves as the Company's executive and administrative offices and as the Company's new product development and quality control facility. Approximately 8,500 square feet of the headquarters building is leased to outside parties at rates consistent with local market conditions.

    The Company owns its ingredients manufacturing plant in New Berlin, Wisconsin which consists of approximately 73,820 square feet on 4.0 acres. The Company expanded its New Berlin plant by 18,000 square feet in 1990 and purchased certain new equipment at that time. The Company completed $800,000 of capital improvements in the New Berlin facility during 1998 (consisting primarily of equipment additions) in connection with the consolidation of its flavors production at the New Berlin facility which was completed in 1997.

    The Company also owns its printing and packaging plant in Bloomfield, New Jersey, which consists of approximately 71,583 square feet on 2.0 acres. The Bloomfield plant was expanded and modernized in 1985 with a 35,000 square foot addition.

    In connection with the March 1, 1994 acquisition of Sugar Creek Foods of Russellville, Inc., the Company's subsidiary, Sugar Creek Foods, Inc., is leasing from the former owner of the business a soft serve yogurt and ice cream mix production facility, consisting of approximately 23,805 square feet, and a packaging facility, consisting of approximately 16,000 square feet, both located in Russellville, Arkansas. In addition, Sugar Creek Foods, Inc. owns a freezer facility, consisting of approximately 5,013 square feet, adjacent to the production facility in Russellville. In 1999, the Company purchased a small parcel of land adjacent to the freezer facility for future potential expansion of the freezer facility.

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     None

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                    Present Position and
Name (Age)                          Length of Service          Other Business Experience During Past Five Years
----------                          -----------------          ------------------------------------------------
Arnold  H. Dreyfuss (71)            Chairman of the Board      Director since 1992; Chief Executive Officer from September 1996
                                    since September 1996.      to February 1998; President of Jupiter Ocean and Racquet Club of
                                                               Jupiter, Florida; formerly (1982 until 1991) Chairman of the
                                                               Board and Chief Executive Officer of Hamilton
                                                               Beach/Proctor-Silex, Inc.

Kimberly P. Ferryman (43)           Vice President,            Corporate Director, Quality Assurance and Product Development
                                    Quality Assurance and      from March 1994 to February 1995; Senior Product Development
                                    Product Development        Technologist from November 1988 to February 1994.  (All were
                                    since February 1995.       positions with the Company)

Craig L. Hettrich (40)              Vice President and         Formerly, Vice President, Sales and Marketing for Frionor USA
                                    General Manager,           from March 1996 to January 1998; Director of National Sales and
                                    Foodservice Division       various other sales and marketing positions with General Mills -
                                    since February 1998.       Yoplait/Columbo Division from September 1991 to February 1996.

V. Stephen Kangisser (48)           Vice President, Sales      Vice President, Marketing, May 1996 to July 1998; formerly, Vice
                                    since August 1998.         President, Sales and Marketing for H.P. Hood, Inc., Boston,
                                                               Massachusetts from 1993 to 1996;  Director of Sales and
                                                               Marketing and various other positions with Kraft, Inc. from 1974 through 1993.

David B. Kewer (45)                 President and              Director since May 1997; President and Chief Operating Officer
                                    Chief Executive Officer    from March 1997 to February 1998; formerly, President, Willy
                                    since March 1998.          Wonka Candy Factory, a division of Nestle' USA, Inc., from
                                                               August 1993 to February 1996; Senior Vice President Marketing
                                                               and Strategic Planning and various other marketing and sales positions with Nestle' Ice Cream Company from 1988 to 1993.

Thomas M. Mishoe, Jr. (47)          Chief Financial Officer,   Independent Consultant, from August 1995 to February 1996; Chief
                                    Vice President, Treasurer  Financial and Administrative Officer, Goldome Credit Corporation
                                    and Corporate Secretary    from May 1993 to May 1995; Senior Manager with Ernst & Young
                                    since February 1996.       LLP, from 1987 to May 1993.

William J. Weiskopf (39)            Vice President and         National Sales Manager, Flavors, November 1995 to August 1997;
                                    General Manager,           Regional Sales Manager from May 1994 to November 1995; formerly
                                    Flavors Division           Account Manager, Food Group for E. T. Horn Company from 1987 to
                                    since August 1997.         1994.

                                    PART II

                ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED SHAREHOLDER MATTERS

    The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "EPIE". As of March 20, 2000, there were approximately 500 Shareholders of Record of the Company's Common Stock (including brokers, dealers, banks and other nominees participating in The Depository Trust Company).

    The high and low sales prices for shares of the Company's Common Stock as reported on The Nasdaq Stock Market and dividends declared per share during the periods indicated are set forth below:

                                          ------------------------------------------------------
                                                High              Low              Dividends
------------------------------------------------------------------------------------------------
1999
First     Quarter                             $ 15             $  6 5/8               $0.05
Second    Quarter                               10 1/4            6 5/8                0.05
Third     Quarter                               11 1/2            8 1/8                   -
Fourth    Quarter                               10 3/8            7 3/8                   -
------------------------------------------------------------------------------------------------
1998
First     Quarter                             $ 14 1/4         $ 10 1/8               $0.05
Second    Quarter                               16 1/4           11 9/16               0.05
Third     Quarter                               13 5/16           7 3/4                0.05
Fourth    Quarter                               14                7 1/8                0.05
------------------------------------------------------------------------------------------------

     The Company's Board of Directors voted not to declare the 1999 third and fourth quarter dividends, in light of the announcement made in September 1999 to pursue all strategic alternatives to maximize shareholder value, including a possible sale of the Company as a whole or one or more sales of the Company's strategic assets. The declaration of dividends is subject to the discretion of the Company's Board of Directors, based on the general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and other factors deemed relevant by the Board. Management believes that the elimination of the dividend will enhance the Company's financial flexibility as it pursues a potential sale of the Company.

                       ITEM 6.  SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------------------
For the year ended and as of December 31,                1999/1/      1998/2/       1997/3/      1996/4/         1995
-----------------------------------------------------------------------------------------------------------------------
(In thousands, except Per Share Data)
Income Statement Data:


  Net sales                                            $   66,452   $   63,492   $   66,392   $   74,084    $   83,975

  Operating income (loss)                                   1,683        1,755          498       (2,009)        8,804

  Net income (loss)                                    $      836   $      795   $      108   $   (2,046)   $    5,076

  Per Share Data:
  Basic:
   Weighted average number of
     common shares outstanding                          3,463,211    3,458,394    3,456,180    3,460,729     3,475,119
   Net income (loss)                                   $     0.24   $     0.23   $     0.03   $    (0.59)   $     1.46
                                                       ==========   ==========   ==========   ==========    ==========

  Assuming dilution:
   Weighted average number of
   common shares outstanding                            3,463,211    3,462,677    3,461,867    3,460,729     3,642,624
   Net income (loss)                                   $     0.24   $     0.23   $     0.03   $    (0.59)   $     1.42
                                                       ==========   ==========   ==========   ==========    ==========

  Cash dividends                                       $     0.10   $     0.20   $     0.20   $     0.20    $     0.20

Balance Sheet Data:

  Cash and cash equivalents                            $    1,751   $      530   $    3,353   $    2,143    $      717

  Working capital                                           3,929        6,345        6,732        6,002         9,193

  Total assets                                             36,486       40,088       41,580       44,440        45,872

  Total debt                                                3,901        9,018       10,335        9,800         9,800

  Shareholders' equity                                     22,796       22,226       22,081       22,470        25,687
-----------------------------------------------------------------------------------------------------------------------

____________________
/1/ The 1999 results of operations include special charges associated with analysis of strategic alternatives, restructuring and proxy contest activities which aggregate to a loss of $1,808,000 ($1,139,000 after related income tax benefits). Additional discussion is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.

/2/ The 1998 results of operations include the recovery of $600,000 of past due rent associated with equipment leased to one of the Company's licensees and $80,000 of incremental expenses associated with the Company's consideration of strategic alternatives which aggregate to a gain of $520,000 ($325,000 after related income tax expense). Additional discussion is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.

/3/ The 1997 results of operations include income and expenses associated with restructuring activities which aggregate to a gain of $272,000 ($169,000 after related income tax expense). Additional discussion is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.

/4/ The 1996 results of operations include special charges relating to executive severance accruals ($593,000), a loss on the disposal of fixed assets ($725,000) and the disposal of licensee and Company held inventories ($920,000), aggregating to $2,238,000 ($1,482,000 after related income tax benefits).

                 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     For the year ended December 31, 1999, the Company recorded sales of $66.5 million, which resulted in net income of $836,000 or $0.24 per share. These results compare with net income of $795,000 ($0.23 per share) in 1998 and $108,000 ($0.03 per share) in 1997. The increased profitability reflects an improved sales mix towards more profitable business, renegotiated licensing contracts with the Company's licensees and a continued focus on expense control.

     The 1999 results include expenses associated with the Company's analysis of strategic alternatives of approximately $1,223,000, restructuring activities of $191,000 and proxy contest expenses of $394,000 which, after related tax effects, reduced net income by $1,139,000 or $0.33 per share. Exclusive of these special charges incurred during 1999, net income would have been $1,975,000 or $0.57 per share.

     The 1998 results include the recovery of $600,000 of past due rent associated with ice cream making equipment leased to one of the Company's licensee customers as well as approximately $80,000 of incremental expenses associated with the Company's consideration of strategic alternatives. Combined, these two items accounted for additional 1998 net income of approximately $325,000 ($0.09 per share) after related tax effects. The 1997 results include income (offset by certain expenses) associated with restructuring activities which aggregate to a gain of $169,000 ($0.05 per share) after related tax effects.

Additional details regarding all of these items are provided below.

Net Sales and Gross Profit
--------------------------

  Net sales consist of the following:

                                               -----------------------------------
   For the year ended December 31,              1999         1998         1997
----------------------------------------------------------------------------------
   Eskimo Pie brand                            $20,495      $22,038      $23,380
   Other licensed brands                        21,618       19,610       21,048
                                               -------      -------      -------
     Total licensed brands                      42,113       41,648       44,428

   Flavors and ingredients                      13,181       12,040       12,319
   Foodservice                                   9,477        8,127        8,164
   Packaging and other revenues                  1,681        1,677        1,481
                                               -------      -------      -------
                                               $66,452      $63,492      $66,392
                                               =======      =======      =======
----------------------------------------------------------------------------------

     The Company's frozen novelty business competes in a mature category which is dominated by two of the world's largest food conglomerates who together account for over one third of the category's sales. Consumer demand for frozen novelty products has been flat in recent years. Packaged ice cream producers continue to seek consumer attention with retail price promotions thus providing extensive price competition to the Company's novelty products. The competitive environment and recent consumption trends have provided challenges to management's attempts to return the Company to its former profitability.

1999 Compared with 1998, Eskimo Pie Brand
-----------------------------------------

     Eskimo Pie brand sales decreased 6.3% in 1999 as compared to 1998. Sales of "regular" Eskimo Pie milk and dark chocolate products were flat as compared to 1998. Declines in sales velocity and distribution on flanker items in the Eskimo Pie No Sugar Added product line resulted in overall decline in Eskimo Pie Brand sales. Consumer resistance to price advances caused by escalating dairy ingredient prices in 1997 and 1998 continued to affect ice cream novelty products in 1999.

1999 Compared with 1998, Other Licensed Brands
----------------------------------------------

     Sales of other licensed brand products (RealFruit, Welch's, Weight Watchers Smart Ones, OREO and SnackWell's brands) increased 9.3% in 1999.

     Welch's brand sales increased 19% in 1999, primarily due to the introduction of the Double Dare product line. While trade acceptance of these new products was very good, consumer takeaway was below expectations. Sales of the regular Welch's fruit juice line were down 5%, following the trend in overall fruit juice bar novelty sales. Sales gains on the base fruit juice bars in western markets were more than offset by declines in eastern markets where the brand experienced significant competitive pressure.

     Weight Watcher's novelty sales were up 7.5%, continuing its growth from 1998 spurred by the repositioning to the Smart Ones trademark. A new flavor, Mocha Java, was introduced in key consumption markets and added incremental sales volume. Geographic expansion of the line is being considered for the fourth quarter of 2000 to take advantage of the continuing sales momentum and consumer interest in the Smart Ones brand.

     Nabisco sales increased 4% in 1999. The limited regional introduction of the OREO Big Stuf ice cream sandwich in retail grocery and club store channels more than offset declines in the remainder of the Nabisco product line. The SnackWell brand continued its decline, reflecting the continuing consumer retreat from "good for you" products. In addition, the OREO cookies'n cream cone introduced in 1998 was withdrawn from the market due to a complete interruption of production caused by an explosion at the production facility contracted to produce the product and the inability to locate an alternative producer that could provide product of similar quality.

     Sales of RealFruit brand sorbet continued to decline in 1999 consistent with segment trends. In 2000, a number of opportunities will be explored to further develop the RealFruit brand.

     Other licensed brands also include sales of approximately $600,000 to the single serve impulse market. The Company entered the single serve market during 1998 with a range of Eskimo Pie, Welch's and OREO brand novelty products created specifically for this retail channel.

1998 Compared with 1997
-----------------------

     Eskimo Pie brand sales decreased 5.8% for the year due to significant sales declines during the first half of the year, largely due to unseasonably cool and wet weather in some of the Company's strongest (west coast) markets. However, Eskimo Pie brand sales increased by 16.9% in the second half of 1998, as compared with 1997, as a result of increased distribution into the populous northeast markets and increased promotional activity during the later part of the 1998 summer selling season.

     Sales of other licensed brand products (RealFruit, Welch's, Weight Watchers Smart Ones, OREO and SnackWell's brands) decreased 6.8% in 1998. As is similar to the trends noted with the Eskimo Pie brand, these sales were much stronger in the second half of 1998 (actually showing an 11.3% improvement over 1997) but not enough to offset declines from the first half of the year.

     Welch's brand sales declined in the first half of 1998, largely due to El Nino weather effects in the west coast markets where the Welch's brand has its strongest consumer acceptance. Welch's brand sales in the second half of 1998 returned to prior year levels.

     Weight Watchers brand sales increased 17.8% during 1998 largely due to the successful repositioning of this line of products under the Smart Ones trademark. Weight Watchers International, Inc., the owner of the Weight Watchers and Smart Ones trademarks, transitioned its entire line of products to the Smart Ones brand and contributed part of their 1998 earned royalties to the Company's cost of converting to the new trademark.

     Sales of OREO and SnackWell's brands decreased 13.3% during 1998 as compared with 1997. The decrease is due to the discontinuance of the packaged ice cream products sold under these brands and the continued consumer retreat from "good-for-you" products. However, test market introduction of two new OREO brand novelties provided additional sales volume that reduced the overall decline in OREO and SnackWell's brand sales.

     Other licensed brands also include approximately $850,000 of 1998 sales from the single serve impulse market.

Flavors and Ingredients
-----------------------

     Revenue in the Flavors and Ingredients Division increased by 9.5% in 1999, following slight declines in revenue during 1998 and 1997. The Division's improvement was primarily due to the successful implementation of the Company's sales initiative to further penetrate the national frozen dessert and fluid dairy manufacturers. The Flavors Division secured new business during 1999 with four targeted national accounts. Management believes this development of national accounts, coupled with continued support of its regional dairy customers, will position the Division for further growth in the rapidly consolidating dairy industry.

Foodservice
-----------

     Revenue in the Foodservice Division increased by 17% in 1999, following a relatively flat year in 1998 and a 7% decline in 1997. During 1999, management implemented a strategy to increase sales and profitability, capitalizing on the fact that Eskimo Pie markets the only nationally branded premium soft serve ice cream, in addition to a full range of frozen yogurt and smoothie products. This message has been delivered to distributors and operators using the Company's "The Right Choice System." The Right Choice System is a comprehensive, consultative approach to marketing the Company's soft serve products which features premium quality products, provides operational support and provides merchandising and promotional opportunities to foodservice distributors.

Gross Profit
------------

     Gross profit, as a percent of sales, increased 170 basis points in 1999 to 41.8%, as compared to 40.1% in 1998,exclusive of the fourth quarter 1998 benefit of the recovery of $600,000 in past due rental income discussed below. Renegotiated licensing contracts with the Company's licensees provided for increases in fixed royalty licensing fees, which more than offset some margin erosion within the licensed brands. Further margin improvement is attributable to continued focus on expense control and efficiencies at the manufacturing facilities, including the discontinuance of certain unprofitable packaging operations in the first quarter of 1999, as discussed below.

     The $600,000 of rental income recorded in 1998 arose in connection with an arrangement under which one of the Company's licensee customers had leased ice cream novelty making equipment from the Company which provided rental income based on the "units of production" manufactured on the equipment. Since 1992, the Company had received annual rental payments that, in the aggregate, were less than that required to fully amortize the Company's original investment. The customer acknowledged its past due obligation and agreed to pay $600,000 to bring the lease current at December 31, 1998. As collectibility of the lease payments was not reasonably predictable, no contingent rent had been previously recorded and the $600,000 recovery was recognized in the fourth quarter 1998 as a reduction of cost of goods sold (consistent with the previous rent received on this equipment).

     During 1998, significant attention was focused on the ice cream industry based on 1998 butterfat prices which increased by approximately 150% from 1997 levels. As a licensing company that does not actually produce finished novelty and packaged ice cream products, the Company was not directly impacted by the increased cost of this commodity. However, as a result of the butterfat cost increases some of the Company's licensees increased the price of the Company's licensed ice cream and novelty products they produce which may have ultimately affected consumer demand and the Company's sale of related components and packaging. The Company is also affected by butterfat pricing in connection with premium soft serve ice cream products sold to the foodservice industry. Butterfat purchases within the Foodservice division traditionally account for less than 1% of consolidated cost of goods sold. In 1999 butterfat pricing returned to 1997 levels.

Expenses and Other Income
-------------------------

     Advertising and sales promotion for 1999 was consistent with 1998 in absolute dollars, but as a percent of sales, decreased from 25.3% in 1998 to 24.4% in 1999. Management's intent to increase spending under its previously announced Growth and Restructuring Plan was curtailed as a result of the Company's September 1999 announcement of its intention to explore a possible sale of the Company.

     Selling, general and administrative expenses decreased in 1999 by $144,000 or 1.7% despite bonus payments of approximately $550,000 (as compared to $115,000 in 1998). In 1998, these expenses decreased $1,095,000 or 11.7% after a decrease of $960,000 or 9.3% in 1997. These decreased expenditures are a result of management's continued focus on cost control initiatives.

     During 1999, the Company incurred $1.8 million of restructuring and other special charges.

     The Company incurred approximately $1,223,000 in expenses related to the analysis of strategic alternatives, the development of the Company's Growth and Restructuring Plan and management's pursuit of a possible sale of the Company in whole or in parts. $433,000 of these charges relate to partial payments of retention incentives intended to maintain the employment of key personnel during uncertain times. The remaining costs consist primarily of legal, investment banking, and other professional services.

     The Company undertook two reduction-in-force programs in the first half of the year to reduce overhead expenses, resulting in restructuring charges of approximately $191,000.

     In March 1999, the Company discontinued certain non-core manufacturing operations and terminated the employment of seven production employees at its Bloomfield, New Jersey packaging plant who were not involved in the production of products for the Company's licensing businesses. As a result, the Company incurred related severance costs of approximately $105,000, all of which has been paid. As a result of this action, profitability in the Packaging Division, exclusive of the severance costs, improved by approximately $350,000 over 1998 results.

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

     The Company incurred approximately $394,000 of proxy contest related expenses, including legal and other professional service fees and administrative expenses associated with the Company's delayed annual meeting of shareholders in 1999.

     During the third quarter of 1997, the Company consolidated its flavors production in New Berlin, Wisconsin. In connection with the consolidation, the Company discontinued flavors operations in Los Angeles, California, terminated the employment of the plant's 14 employees and sold the plant facility.
Included in income from restructuring activities is an approximate $1,000,000 gain from the sale of plant assets offset primarily by approximately $300,000 of employee severance expenses. The Company used a portion of the proceeds from the sale of the Los Angeles facility to complete an expansion of the New Berlin facility. The New Berlin expansion, which cost approximately $800,000, provides the necessary capacity to serve the Company's current and expected business requirements at costs which are lower than operating two plants.

     During the fourth quarter of 1997, the Company completed a restructuring of its operations into a divisional operating unit alignment. In connection with this restructuring, two senior level employees were terminated with severance benefits of approximately $215,000. In addition, $200,000 of previously incurred severance and other special costs associated with the Company's 1997 restructuring activities were offset against the income recognized from the flavors consolidation. The Company also recorded $593,000 of restructuring charges during the third quarter of 1996, relating to severance commitments associated with a change in executive management. All severance commitments associated with the above restructuring activities had been paid as of December 31, 1998.

Seasonality
-----------

     The frozen novelty industry is seasonal with sales concentrated in the summer months. Because the Company supplies packaging and ingredients to manufacturers of its licensed and sublicensed products, the Company has a higher level of sales preceding and during the summer months.

     The following table provides two years of unaudited quarterly financial data:

For the 1999 quarter ended                  March 31     June 30     Sept 30      Dec 31
----------------------------------------------------------------------------------------
(In thousands, except per share data)
Net sales                                    $16,129     $22,146     $15,686     $12,491
Gross profit                                   6,846      10,431       6,862       3,656
Net income (loss)                                232       1,399         105        (900)
Per share
  Basic                                         0.07        0.40        0.03       (0.26)
  Assuming dilution                             0.07        0.40        0.03       (0.26)

For the 1998 quarter ended                  March 31     June 30     Sept 30     Dec 31
----------------------------------------------------------------------------------------
(In thousands, except per share data)
Net sales                                    $16,031     $20,114     $15,179     $12,168
Gross profit                                   6,530       9,062       6,154       4,336
Net income (loss)                                201       1,049          65        (520)
Per share
  Basic                                         0.06        0.30        0.02       (0.15)
  Assuming dilution                             0.06        0.30        0.02       (0.15)


     1999 gross profit includes special charges of approximately $1.8 million as discussed under the caption Expenses and Other Income above. These special charges, after related tax benefits, reduced 1999 net income by approximately $1.1 million or $0.33 per share.

     As discussed under the caption Net Sales and Gross Profit above, the Company recorded $600,000 of past due rental income in the fourth quarter of 1998 and approximately $80,000 of incremental expenses associated with the previously announced decision to explore strategic alternatives. Combined, these two items provided additional net income of $325,000 ($0.09 per share) after related tax effects.


LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

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

     The Company's principal customers are seven licensee dairies, who account for approximately 60% of the Company's net sales. Each licensee operates within geographic territorial boundaries under agreements which generally include three year terms subject to termination by the Company for quality control violations, failure to meet minimum volume requirements or material changes in the Company's ownership or the licensee's business. These agreements provide for six to twelve month transition periods in the event of termination. Beginning in 1999, licensees were required to contribute to trade promotion spending and make separate quarterly payments to the Company for licensing royalty fees which are expected to aggregate to $1,040,000 annually through 2001.

     The Company's licensing strategy allows it to manage a strong licensee base which it can actively monitor to minimize the impact of an unforeseen loss of any of its licensees. The loss of one or more of these major licensees could cause some disruption in the Company's operations, although, based upon prior experience with replacing major licensees, management believes it could locate a suitable replacement within a short period of time and, as a result, such customer loss would not have a significant impact on the Company's operations, liquidity or capital resources.

     During the third quarter of 1998, the Company extended its licensing agreement with Welch Foods, Inc. (Welch's). Under the agreement, the Company will continue to provide product development, sales, marketing and production support for the Welch's Fruit Juice Bars which the Company has managed since 1980. The extended licensing agreement continues through the year 2008 and provides for enhanced opportunities for new product development under the Welch's trademark. The Company paid Welch's approximately $800,000 in August 1998 as partial payment against a total of $1,500,000 license fees payable over the term of the license. There are no guaranteed or required payments under the license and certain termination clauses exist which would preclude payment of the balance of the license fees.

     As partial consideration in connection with the 1994 acquisition of Sugar Creek Foods, the Company issued $3,800,000 in convertible subordinated notes payable to the former Sugar Creek Foods shareholders. These notes became due in February 1999. Payment of the subordinated debt was initially funded under the Company's committed line of credit. By December 31, 1999 the balance on the line of credit had been paid in full, with cash flows provided by the Company's operations.

     On May 20, 1999, the Company renewed its $10 million committed line of credit, which is now available for general corporate purposes through April 2001. Borrowings under the line bear interest at the lender's overnight money market rate plus 100 basis points.

     In September 1999, the Company's Board of Directors voted to suspend the quarterly dividend payments indefinitely. The Board's decision to suspend its dividend was made in light of the Company's decision to pursue all strategic alternatives to maximize shareholder value, including a possible sale of the Company as a whole or one or more sales of the Company's strategic assets. Management believes that the elimination of the dividend will enhance the Company's financial flexibility as it pursues a possible sale of the Company.

     At this time, the Board of Directors has no plans to reinstate the quarterly dividend payments. The declaration of dividends is subject to the discretion of the Company's Board of Directors, based on the general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and other factors deemed relevant by the Board.

     The Company believes that the annual cash generated from operations and funds available under its credit agreements will provide the Company with sufficient funds and the financial flexibility to support its ongoing business, strategic objectives and debt repayment requirements.

IMPACT OF YEAR 2000

     Considerable attention was given to the effect of the Year 2000 (Y2K) on various computer systems. This concern stemmed from the inability of certain computerized applications and devices (hardware, software and equipment) to process dates after December 31, 1999. The Company's efforts to address the Y2K Problem consisted of the implementation of new management information systems, review of other internal systems and equipment and inquiries of external trading partners (key licensees, customers, suppliers and service providers). As a result of these efforts, the Company has experienced no significant disruptions in business related to Year 2000 issues. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

     The Company's implementation of its new management information systems was divided into two phases. One phase of the project was the installation and continued integration of the Company's plant production management system. This phase of the project, which is not critical to the Company's Y2K capabilities, has been slowed as a result of the Company's decision to seek a sale of the Company in whole or in parts. The other phase related to the implementation of newly acquired software was completed prior to the end of the year. This new software is now being used by the Company to run its daily financial operations.

     Project expenditures relating to the new management information systems of approximately $1.9 million have been capitalized under the provisions of the AICPA's Statement of Position 98-1 and will be amortized to expense over the expected useful life.


     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company believes that its exposure to market risks is not material.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED STATEMENTS OF INCOME

For the year ended December 31,                                                   1999         1998          1997
-----------------------------------------------------------------------------------------------------------------
(In thousands, except Per Share Data)
Net sales                                                                   $   66,452   $   63,492    $   66,392
Cost of products sold                                                           38,657       37,410        39,682
                                                                            -------------------------------------
      Gross profit                                                              27,795       26,082        26,710

Advertising and sales promotion expenses                                        16,195       16,074        17,136
Selling, general and administrative expenses                                     8,109        8,253         9,348
(Income) expense from restructuring activities                                     191            -          (272)
Expense from analysis of strategic alternatives                                  1,223            -             -
Expense from proxy contest                                                         394            -             -
                                                                            -------------------------------------
      Operating income                                                           1,683        1,755           498

Interest (income)/expense and other-net                                            356          493           508
Gain (loss) on disposal of fixed assets                                              -            -           184
                                                                            -------------------------------------
      Income (loss) before income taxes                                          1,327        1,262           174

Income tax expense                                                                 491          467            66
                                                                            -------------------------------------

      Net income                                                            $      836   $      795    $      108
                                                                            =====================================

Per Share Data
   Basic:
      Weighted average number of common shares outstanding                   3,463,211    3,458,394     3,456,180
      Net income                                                            $     0.24   $     0.23    $     0.03
                                                                            =====================================

   Assuming dilution:
      Weighted average number of common shares outstanding                   3,463,211    3,462,677     3,461,867
      Net income                                                            $     0.24   $     0.23    $     0.03
                                                                            =====================================

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                   Common Stock       Additional     Retained
(In thousands, except share data)                               Shares      Amount      Capital       Earnings       Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                                     3,447,573     $3,448        $4,168      $14,854      $22,470

  Net income                                                                                               108          108
  Cash dividends ($0.20 per share)                                                                        (692)        (692)
  Issuance of common stock                                        10,429         10           115                       125
  Compensation from stock option grant                                                         70                        70
                                                             ----------------------------------------------------------------
Balance at December 31, 1997                                   3,458,002      3,458         4,353       14,270       22,081

  Net income                                                                                               795          795
  Cash dividends ($0.20 per share)                                                                        (691)        (691)
  Issuance of common stock                                           595          1             7                         8
  Compensation from stock option grant                                                         33                        33
                                                             ----------------------------------------------------------------

Balance at December 31, 1998                                   3,458,597     $3,459        $4,393      $14,374      $22,226

  Net income                                                                                               836          836
  Cash dividends ($0.10 per share)                                                                        (346)        (346)
  Issuance of common stock                                         5,452          5            56                        61
  Compensation from stock option grant                                                         19                        19
                                                             ----------------------------------------------------------------
Balance at December 31, 1999                                   3,458,597     $3,464        $4,468      $14,864      $22,796
                                                             ================================================================

CONSOLIDATED BALANCE SHEETS

As of December 31,                                                                   1999          1998
-------------------------------------------------------------------------------------------------------
(In thousands, except share data)
Assets

Current assets:
  Cash and cash equivalents                                                      $  1,751      $    530
  Receivables                                                                       6,057         6,817
  Inventories                                                                       4,032         4,897
  Prepaid expenses                                                                    557           889
                                                                                 ----------------------

       Total current assets                                                        12,397        13,133

Property, plant and equipment - net                                                 6,578         7,665
Goodwill and other intangibles                                                     16,598        17,645
Other assets                                                                          913         1,645
                                                                                 ----------------------

       Total assets                                                              $ 36,486      $ 40,088
                                                                                 ======================

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                               $  3,208      $  2,875
  Accrued advertising and promotion                                                 2,217         1,728
  Accrued compensation and related amounts                                          1,033           211
  Other accrued expenses                                                            1,038           657
  Current portion of long term debt                                                   972         1,317
                                                                                 ----------------------

       Total current liabilities                                                    8,468         6,788

Long term debt                                                                      2,929         3,901
Convertible subordinated notes                                                          -         3,800
Postretirement benefits and other liabilities                                       2,293         3,373

Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized,
    none issued and outstanding                                                         -             -
  Common stock, $1.00 par value; 10,000,000 shares authorized,
    3,464,050 issued and outstanding in 1999 and 3,458,597 in 1998                  3,464         3,459
  Additional capital                                                                4,468         4,393
  Retained earnings                                                                14,864        14,374
                                                                                 ----------------------

       Total shareholders' equity                                                  22,796        22,226
                                                                                 ----------------------

       Total liabilities and shareholders' equity                                $ 36,486      $ 40,088
                                                                                 ======================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31,                                                            1999         1998        1997
------------------------------------------------------------------------------------------------------------------------
(In thousands)
Operating activities
  Net income (loss)                                                                     $   836      $   795     $   108
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation                                                                        1,296        1,560       1,426
      Amortization                                                                        1,116        1,097       1,086
      Gain on disposal of fixed assets                                                        -            -      (1,183)
      Compensation from stock option grant                                                   19           33          70
      Change in deferred income taxes and other assets                                      419          451         (69)
      Change in postretirement benefits and other liabilities                            (1,132)         136        (333)
      Change in receivables                                                                 761       (1,496)     (1,270)
      Change in inventories and prepaid expenses                                          1,359         (729)      3,836
      Change in accounts payable and accrued expenses                                     2,023         (531)     (2,762)
                                                                                        --------------------------------

  Net cash provided by operating activities                                               6,697        1,316         909

Investing activities
  Acquisition of intangible assets                                                            -         (975)       (587)
  Capital expenditures                                                                     (610)      (1,334)     (1,413)
  Proceeds from disposal of fixed assets                                                    401            -       1,994
  Other                                                                                     147          178         464
                                                                                        --------------------------------

  Net cash (used in) provided by investing activities                                       (62)      (2,131)        458

Financing activities
  Borrowings under long term credit facility                                              3,800            -       1,150
  Redemption of convertible subordinate notes                                            (3,800)
  Principal payments on long term debt                                                   (5,117)      (1,317)       (615)
  Issuance of common stock                                                                   49            -           -
  Cash dividends                                                                           (346)        (691)       (692)
                                                                                        --------------------------------

  Net cash used in financing activities                                                  (5,414)      (2,008)       (157)
                                                                                        --------------------------------

Change in cash and cash equivalents                                                       1,221       (2,823)      1,210
Cash and cash equivalents at beginning of year                                              530        3,353       2,143
                                                                                        --------------------------------

Cash and cash equivalents at end of year                                                $ 1,751      $   530     $ 3,353
                                                                                        ================================

Income tax payments (recoveries)                                                        $     -      $   150     $(1,632)
                                                                                        ================================

Interest payments                                                                       $   437      $   567     $   636
                                                                                        ================================

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

Cash Equivalents and Investments: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of those investments. Investments with maturities beyond three months are carried at fair value.

Inventories: Inventories are stated at the lower of cost or market. The cost of inventories is determined by the last-in, first-out (LIFO) method except for approximately $650,000 of inventories at December 31, 1999 and $625,000 in 1998 which were determined by the first-in, first-out (FIFO) method. LIFO liquidations reduced cost of goods sold by $118,000 in 1999 and $120,000 in 1997.

Inventories are classified as follows:

As of December 31,                                                      1999           1998
-------------------------------------------------------------------------------------------
(In thousands)
Finished goods                                                      $  2,667       $  3,294
Raw materials and packaging supplies                                   2,286          2,642
                                                                    --------       --------
      Total FIFO inventories                                           4,953          5,936
Reserve to adjust inventories to LIFO                                   (921)        (1,039)
                                                                    --------       --------
                                                                    $  4,032       $  4,897
                                                                    ========       ========
-------------------------------------------------------------------------------------------



Property, Plant, and Equipment : Property, plant and equipment is stated at cost and consists of the following:

As of December 31,                                                      1999           1998
-------------------------------------------------------------------------------------------
(In thousands)
Land                                                                $    679       $    630
Buildings                                                              5,315          5,304
Machinery and equipment                                               11,070         10,789
Equipment leased or loaned to customers                                2,400          3,727
                                                                    --------       --------
                                                                      19,464         20,450
Less accumulated depreciation and amortization                       (12,886)       (12,785)
                                                                    --------       --------
                                                                    $  6,578       $  7,665
                                                                    ========       ========
-------------------------------------------------------------------------------------------

Development and implementation costs for purchased and internally developed software are capitalized in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Development for or Obtained for Internal Use." At December 31, 1999 and

1998, capitalized software costs included in machinery and equipment above amounted to $1.9 million and $1.5 million, respectively. Depreciation and amortization are provided by the straight line method over the estimated useful lives of the assets which is generally 30 years for buildings, and five to ten years for machinery and equipment, five to seven years for computer software and three years for computer hardware.

Goodwill and Other Intangibles: Goodwill, which represents the excess of the purchase price of acquired companies over the fair value of the net assets acquired, is amortized on a straight line basis over 40 years. Other intangibles include costs associated primarily with trademarks, sub-licensed brand names and carton development and are amortized on a straight line basis over periods which range from four to twenty years. Accumulated amortization at December 31, 1999 and 1998 was approximately $3,691,000 and $2,831,000, respectively.

The Company periodically evaluates the recoverability of material components of goodwill and other intangibles based on expected undiscounted cash flows. Any impairment in value would be charged to earnings in the year recognized. The Company believes that no impairment of value exists as of December 31, 1999.

Revenue Recognition: The Company records sales when products are shipped from its manufacturing facilities or those of its "drop ship" vendors. No right of return exists. The Company also accrues licensing fees as they are earned based upon the terms of the respective licensing agreements.

Advertising and Sales Promotion Expenses: The Company generally expenses advertising and sales promotion costs in the period incurred. There were no material capitalized advertising and sales promotion costs as of December 31, 1999 and 1998.

Product Development and Quality Control Costs: Costs for product development and quality control, which are performed by the same personnel, are expensed as incurred and were approximately $1,265,000 in 1999, $1,300,000 in 1998 and $1,350,000 in 1997.

Stock Options: The Company accounts for stock options granted under incentive stock plans in accordance with Accounting Principles Board Opinion No. 25 (APB
25), "Accounting  for  Stock Issued  to  Employees" and related interpretations.

New Accounting Standards: In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of all derivatives on the balance sheet at fair value. This statement is effective for the Company in 2001 and is not expected to materially affect the consolidated balance sheet or statement of income.

Reclassifications:   Certain amounts in the prior year financial statements have been reclassified to conform with current presentation.

NOTE B - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1999, the Company had $432,000 ($272,000 in 1998) of current deferred tax assets included in prepaid expenses and $8,000 of long term deferred tax liabilities included in postretirement benefits and other liabilities. At December 31, 1998, the Company had $567,000 of long term deferred tax assets included in other assets.

The significant components of deferred tax assets and liabilities are as follows:

----------------------------------------------------------------------------------------------
As of December 31,                                                     1999               1998
----------------------------------------------------------------------------------------------

(In thousands)
Assets:
    Bad Debt Reserves                                               $    95            $    29
    Inventory                                                           238                 86
    Accrued postretirement benefits                                     718              1,277
    Net operating loss carryforwards                                    397                429
    Other amounts                                                       204                379
                                                                    -------            -------
                                                                      1,652              2,200
Liabilities:
    Depreciation and amortization                                    (1,228)            (1,137)
    Other amounts                                                         -               (224)
                                                                    -------            -------
                                                                     (1,228)            (1,361)
Total deferred tax assets                                           $   424            $   839
                                                                    =======            =======

----------------------------------------------------------------------------------------------

     At December 31, 1999, there is approximately $397,000 of tax benefits associated with approximately $1,030,000 of net operating loss (NOL) carryforwards which expire in 2011. No valuation allowance has been recorded against the benefits associated with the NOL as the Company believes it will generate sufficient taxable income in the future to ensure realization of the tax benefit.

Significant components of the provision for income taxes are as follows:

----------------------------------------------------------------------------------------------
For the year ended December 31,                      1999              1998               1997
----------------------------------------------------------------------------------------------
(In thousands)
Current:
    Federal                                            51           $  ( 23)           $   165
    State                                               9                (3)                36
                                                    -----           -------            -------
                                                       80               (26)               201
Deferred:
    Federal                                           341               436               (111)
    State                                              73                57                (24)
                                                    -----           -------            -------
                                                      414               493               (135)
                                                    -----           -------            -------
Total income tax provision                          $ 494           $   467            $    66
                                                    =====           =======            =======
----------------------------------------------------------------------------------------------

A reconciliation of federal statutory and effective income tax rates is as follows:

----------------------------------------------------------------------------------------------
For the year ended December 31,                     1999               1998               1997
----------------------------------------------------------------------------------------------
Federal statutory rate                              34.0%              34.0%              34.0%
Effect of
    State taxes                                      1.4                4.6                4.4
    Permanent differences and other                  1.6               (1.6)               (.5)
                                                    ----               ----               ----
Effective income tax rate                           37.0%              37.0%              37.9%
                                                    ====               ====               ====
----------------------------------------------------------------------------------------------

NOTE C - FINANCING ARRANGEMENTS

--------------------------------------------------------------------------------------------------------
Long Term Debt                                                                     Carrying Amount
                                                                            ----------------------------
As of December 31,                                                             1999                 1998
--------------------------------------------------------------------------------------------------------
(In thousands)
Revolving credit facility                                                    $3,786              $ 4,643
    (variable interest rate, currently  7.0%)
Long term line of credit                                                        115                  575
    (variable interest rate, currently 6.6%)
Convertible subordinated notes                                               ___                   3,800
                                                                             ------              -------
    (4.5% interest rate)
                                                                              3,901                9,018
Less current maturities                                                        (972)              (1,317)
                                                                             ------              -------
                                                                             $2,929              $ 7,701
                                                                             ======              =======
--------------------------------------------------------------------------------------------------------

     Based upon prevailing interest rates and after consideration of credit risk, the carrying value of the Company's long term debt is a fair approximation of market value. Interest expense for 1999, 1998 and 1997 was $437,000, $591,000 and $606,000, respectively.

     In 1994, the Company entered into a $6,000,000, ten year revolving credit facility with a commercial bank which provided for renewable loans with required principal reductions beginning in June 1997. Under the terms of the agreement, the Company will retire the loan over the seven year period ending June 2004. Except for the amounts due in 2000, the Company has classified all of this loan as long term debt based upon its ability and intention to defer payment past 2000.

     During 1997, the Company borrowed $1,150,000 under one of the Company's existing long term lines of credit to finance the acquisition of computer hardware and software. Borrowings under the line bear interest at the 30 day LIBOR rate plus 100 basis points and will be repaid in equal monthly installments through April 2000.

     As partial consideration in connection with the 1994 acquisition of Sugar Creek Foods, the Company issued $3,800,000 in convertible subordinated notes to the former Sugar Creek Foods' shareholders. These notes, which became due in February 1999, were classified as long term debt at December 31, 1998 as the Company had the intent and ability to refinance the notes on a long-term basis. In February 1999, the Company refinanced the $3.8 million note payment by transferring the amount to its $10 million committed line of credit discussed below. During 1999 the Company used cash generated from operations to pay off the $3.8 million balance. The Company had previously reserved 162,567 shares of its common stock for conversion of the notes (at $23 3/8 per share).

     During 1999, the Company renewed its $10,000,000 committed line of credit which is available for general corporate purposes through April 2001.
Borrowings under the line bear interest at the bank's overnight money market rate plus 75 basis points. At December 31, 1999, there were no borrowings under the line.

     The revolving and committed credit agreements impose, among other things, certain requirements on the ratio of total debt to net worth, the maintenance of minimum shareholders' equity and minimum interest coverage. No assets are pledged as security under these agreements.

The combined aggregate amount of the scheduled maturites for all long term debt is as follows:

--------------------------------------------------------------------------------
     2000            2001            2002            2003              2004
--------------------------------------------------------------------------------
     $972           $ 857           $ 857           $ 857             $ 358
--------------------------------------------------------------------------------

NOTE D - SHAREHOLDERS' EQUITY

Stock Options

     Under the Company's Incentive Stock Plans (the Plans), key employees and non-employee directors of the Company may receive grants and awards of up to a total of 425,000 shares of stock options, stock appreciation rights and restricted stock.

     Stock options are generally granted at a price not less than the fair market value on the date the options are granted, become exercisable at various intervals which generally range from the date of grant to four years after the date of the grant and expire after ten years. Effective January 7, 1999, the Board of Directors authorized that all outstanding option agreements be amended to be immediately vested upon a corporate change of control (as defined).

The details of stock option activity are as follows:

                                                               -------------------------------------------------------
                                                                                      Range of          Weighted Average
                                                               Number of Shares    Exercise Prices       Exercise Price
----------------------------------------------------------------------------------------------------------------------
1997
    Outstanding, beginning of year                                   138,227        17.00 - 21.25            18.60
    Granted at fair market value                                     125,986        10.88 - 12.50            12.49
    Granted at less than fair market value                            50,000                10.00            10.00
    Cancelled                                                         92,874        12.50 - 20.50            17.53
    Outstanding, end of year                                         221,339        10.00 - 21.25            13.63
    Exercisable, end of year                                          61,236        10.00 - 21.25            15.57
1998
    Granted                                                           81,000        13.38 - 14.50            13.39
    Cancelled                                                         58,233        10.88 - 21.25            16.45
    Outstanding, end of year                                         244,106        10.00 - 21.25            12.87
    Exercisable, end of year                                          55,569        10.00 - 21.25            13.25
1999
    Granted                                                           96,700        10.44 - 13.25            13.22
    Cancelled                                                         45,012        12.50 - 13.38            13.04
    Outstanding, end of year                                         295,794        10.00 - 21.25            12.96
    Exercisable, end of year                                         132,232        10.00 - 21.25            12.92
------------------------------------------------------------------------------------------------------------------

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

     On March 4, 1997, the Company also awarded 50,000 shares of stock options at a $2.50 discount to the then fair market value of $12.50 per share. This discount-to-market is being expensed over a three year graded scale consistent with the terms upon which the options become exercisable. As a result of this award, amounts expensed under this plan were approximately $19,000 in 1999, $33,000 in 1998, and $70,000 in 1997.

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

     The following information is provided solely in connection with the disclosure requirements of SFAS 123. If the Company had elected to recognize compensation expense related to its stock options in accordance with the provisions of SFAS 123, the additional costs from options granted since 1995 would have resulted in a pro forma net income of $ 515,000 in 1999 ($0.15 per share), $564,000 in 1998 ($0.16 per share), and a pro forma loss of $119,000 in 1997 ($0.03 per share). These pro forma amounts are not indicative of the future effects of applying the provisions of SFAS 123 since the respective vesting periods are used to measure each respective period's pro forma compensation expense.

     The weighted average fair value of options granted in 1999, 1998 and 1997 was $5.51, $5.16 and $5.47 per share, respectively. The fair values were estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

-------------------------------------------------------------------------------
For the year ended December 31,           1999             1998            1997
-------------------------------------------------------------------------------
Volatility factor                         .371             .319            .333
Risk free interest rate                   4.74%            5.69%           6.49%
Dividend yields                            1.5%             1.5%            1.6%
Expected life (years)                      7.9              7.2             7.1
-------------------------------------------------------------------------------

     As of December 31, 1999, the weighted average remaining contractual life of all outstanding stock options was 7.8 years.

     The Company has also granted the following restricted stock awards in accordance with the Plans:

-------------------------------------------------------------------------------
For the year ended December 31,          1999             1998           1997
-------------------------------------------------------------------------------
Number of shares issued                  1,200            1,000          11,000
Weighted average fair value             $10.44           $14.13         $ 12.35
-------------------------------------------------------------------------------


     At December 31, 1999, approximately 85,000 shares were available for future grants under the Plans.

Earnings Per Share

The following table sets forth the computation of earnings per share:

--------------------------------------------------------------------------------------------------------------------
For the year ended December 31,                                                 1999            1998            1997
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $  836,000      $  795,000      $  108,000
                                                                          ==========      ==========      ==========

Weighted average number of common shares outstanding                       3,463,211       3,458,394       3,456,180
  Dilutive effect of stock options                                                 -           4,283           5,687
                                                                          ----------      ----------      ----------
Weighted average number of common shares outstanding assuming
  potential dilution                                                       3,463,211       3,462,677       3,461,867
                                                                          ==========      ==========      ==========

Basic earnings per share                                                  $     0.24      $     0.23      $     0.03
                                                                          ==========      ==========      ==========

Earnings per share - assuming dilution                                    $     0.24      $     0.23      $     0.03
                                                                          ==========      ==========      ==========
--------------------------------------------------------------------------------------------------------------------

     Options to purchase 296,000 shares in 1999, 193,000 shares in 1998 and 170,000 shares in 1997 were not considered for their dilutive effect because the exercise price of the options exceeded the average market price for the respective year, and as such, the effect would be anti-dilutive.

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

NOTE E - RETIREMENT PLANS

     The Company currently maintains two defined benefit pension plans covering substantially all salaried employees. These plans provide retirement benefits based primarily on employee compensation and years of service. In addition, the Company entered into an agreement with Reynolds Metals Company to indemnify the cost of retiree health care and life insurance benefits for salaried employees of the Company who had retired prior to April 1992. Under the agreement, the Company may elect to prepay the Company's remaining obligation. The Company does not provide postretirement health and life insurance benefits for employees who retire subsequent to April 1992. The above mentioned plans are collectively referred to as the "Plans."



     The following table reconciles the changes in benefit obligations and plan assets in 1999 and 1998, and reconciles the funded status to accrued benefit cost at December 31, 1999 and 1998:

-------------------------------------------------------------------------------------------------------------------------------
                                                              Pension Benefits                              Other Benefits
                                                              ----------------                              --------------
For the year ended December 31,                             1999             1998                        1999             1998
-------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year                    $2,052           $1,672                       $2,542          $2,397
Service cost                                                  283              268                            -               -
Interest cost                                                 143              116                          119             116
Actuarial (gain)/loss                                        (409)              13                           54              29
Benefit payments                                              (44)             (17)                         649               -
                                                        --------------------------                   --------------------------
Benefit obligation at end of year                           2,025            2,052                        2,066           2,542
                                                        --------------------------                   --------------------------

Change in Plan assets:
Fair value of Plan assets at beginning of year              1,863            1,592                            -               -
Actual return on Plan assets                                  226              196                            -               -
Employer contributions                                         20               92                            -               -
Benefit payments                                              (44)             (17)                           -               -
                                                        --------------------------                   --------------------------
Fair value of Plan assets at end of year                    2,065            1,863                            -               -
                                                        --------------------------                   --------------------------

Funded status:
Benefit obligations in excess of Plan assets                  (40)             189                        2,006           2,542
Unrecognized actuarial gains                                  766              285                          186             300
                                                        --------------------------                   --------------------------
Accrued benefit cost                                       $  726           $  474                       $2,252          $2,842
                                                        ==========================                   ==========================
-------------------------------------------------------------------------------------------------------------------------------

The Company funds its ERISA qualified defined benefit plan in accordance with guidelines established by the U.S. Department of Labor and limitations under federal income tax regulations. Other benefit plans are funded as benefit payments are required. The projected and accumulated benefit obligation for the Company's unfunded, non-qualified, defined benefit pension plan were $459,000 and $337,000, respectively, as of December 31, 1999 ($400,000 and $245,000,
respectively, in 1998). At December 31, 1999 and 1998, accrued benefit costs of $2,197,000 and $3,316,000 are included in postretirement benefits and other liabilities; accrued benefit costs of $781,000 are included in current liabilities at December 31, 1999.

The following table provides the components of the net periodic benefit cost:


---------------------------------------------------------------------------------------------------------------
                                                           Pension Benefits             Other Benefits
                                                          ------------------           ----------------
For the year ended December 31,                         1999    1998     1997        1999    1998     1997
---------------------------------------------------------------------------------------------------------------
(In thousands)
Service cost                                           $ 283    $ 268    $ 294       $   -  $    -   $    -
Interest cost                                            143      116      100         118     116      126
Expected return on Plan assets                          (149)    (127)    (101)          -       -        -
Recognized net actuarial gain                             (7)      (2)      (2)          -     (83)     (69)
                                                      ---------------------------------------------------------
Net period benefit cost                                $ 270    $ 255    $ 291       $ 118   $  33    $  57
                                                      =========================================================
---------------------------------------------------------------------------------------------------------------

   The assumptions used in the measurement of the Company's benefit obligations are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                     Pension Benefits                     Other Benefits
                                                                     ----------------                     --------------
                                                                  1999               1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation, beginning of year                                 7%               7%             7.75%             7.25%
Rate of compensation increase, end of year                            5%               5%
Expected return on plan assets, during the year                       8%               8%
------------------------------------------------------------------------------------------------------------------------------------

     The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 6.50% for 2000 and is assumed to decrease to 5% by 2003 and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation by approximately $100,000 and the net periodic postretirement benefit cost by approximately $10,000. The Company recognizes 20% of deferred postretirement gains or losses annually.

     The Company also sponsors a defined contribution plan which covers substantially all salaried and hourly employees. Company contributions are generally determined as a percentage of the covered employees' contributions up to 3% of the employees' annual salary. Amounts expensed under this plan were approximately $109,000 in 1999, $129,000 in 1998 and $140,000 in 1997.

NOTE F - BUSINESS SEGMENTS

     Effective January 1, 1998, the Company began operating under a divisional structure aligned with separate lines of business based on the types of products sold. Prior to 1998, the Company was operated as a single business segment under a functional management structure (i.e. sales, production). Under the former alignment, sales were reported and reviewed by product line but costs and assets were aggregated on a corporate basis without reference to the respective products. Therefore, complete segment information required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," is provided for 1999 and 1998, however only sales is provided for 1997 as other financial data was not previously captured with adequate detail to allow for accurate restatement.

     The Company's reportable segments are separate divisions that offer different products although customers are often served by more than one segment (primarily as it relates to the National Brands, Flavors and Packaging division customers). The National Brands division sells proprietary flavorings, ingredients and packaging used in the licensed production of the Company's nationally branded frozen novelties and other ice cream products. The Flavors division blends, cooks and processes basic flavors and fruits to produce products which subsequently are used by the Company's customers to flavor frozen desserts, ice cream novelties and fluid dairy products. The Foodservice division sells soft serve yogurt and premium ice cream mix to foodservice distributors. The Other segment consists primarily of amounts relating to the Company's Packaging division which sells flexible packaging to dairies for their frozen novelty products. The Company generally does not require collateral or other security from its licensees and customers.

     Management measures divisional operating performance based on operating profit before selling, general and administrative expenses. Operating profit for the National Brands and Flavors divisions include the effects of $570,000 in 1999 and $600,000 in 1998 of inter-segment cost allocations associated with the Flavors division's production of National Brands flavors and ingredients. This inter-segment charge, which has no net effect on consolidated profitability, increases Flavors' profitability with an offsetting decrease in the National Brands profitability.

     Segment assets include receivables (1999 only), inventories; property, plant and equipment; and goodwill and other intangibles. All other assets are managed on a corporate basis and are not considered in divisional analysis. The accounting policies for each of the business segments are the same as those described in the summary of significant accounting policies.

                                                         National
Business Segments                                         Brands            Flavors       Foodservice      Other     Totals
-------------------------------------------------------------------------------------------------------------------------------
(In thousands)
1999 Segment Data
-----------------
Sales                                                    $  42,113          $  13,181      $    9,477      $ 1,681   $  66,452

Depreciation and amortization expense                          950                354             621          119       2,044
------------------------------------------------------------------------------------------------------------------------------
  Corporate expense                                                                                                        368
                                                                                                                     ---------
  Total depreciation and amortization expenses                                                                       $   2,412

Segment profitability                                    $   7,500          $   2,210      $    1,914      $   (24)  $  11,600
------------------------------------------------------------------------------------------------------------------------------
  Selling, general and
       administrative expenses                                                                                           8,109
  Restructuring and other special charges                                                                                1,808
  Interest income & expenses - net                                                                                         356
                                                                                                                     ---------
       Income before income taxes                                                                                    $   1,327
                                                                                                                     =========

Identifiable assets                                      $  12,229          $   6,720      $   12,377      $   685   $  32,011
------------------------------------------------------------------------------------------------------------------------------
  Corporate assets                                                                                                       4,475
                                                                                                                     ---------
  Total assets                                                                                                       $  36,486
                                                                                                                     =========

Capital Expenditures                                     $      30          $     202      $      164      $     -   $     396
------------------------------------------------------------------------------------------------------------------------------
  Corporate expenditures                                                                                                   214
                                                                                                                     ---------
  Total capital expenditures                                                                                         $     610
                                                                                                                     =========

1998 Segment Data
-----------------
Sales                                                    $  41,648          $  12,040      $    8,127      $ 1,677   $  63,492

Depreciation and amortization expense                        1,045                363             742          122       2,272
------------------------------------------------------------------------------------------------------------------------------
  Corporate expense                                                                                                        385
                                                                                                                     ---------
      Total depreciation and amortization                                                                            $   2,657
                                                                                                                     =========
Expenses

Segment profitability                                    $   7,054          $   1,559      $    1,848      $  (453)  $  10,008
------------------------------------------------------------------------------------------------------------------------------
  Selling, general and
       administrative expenses                                                                                           8,253
  Interest income & expenses - net                                                                                         493
                                                                                                                     ---------
  Income before income taxes                                                                                         $   1,262
                                                                                                                     =========

Identifiable assets                                      $   9,767          $   4,773      $   12,379      $   991   $  27,910
------------------------------------------------------------------------------------------------------------------------------
  Corporate assets                                                                                                      12,178
                                                                                                                     ---------
  Total assets                                                                                                       $  40,088
                                                                                                                     =========

Capital Expenditures                                     $     145          $     639      $      256      $    95   $   1,135
------------------------------------------------------------------------------------------------------------------------------
  Corporate expenditures                                                                                                   199
                                                                                                                     ---------
  Total capital expenditures                                                                                         $   1,334
                                                                                                                     =========

1997 Segment Data
-----------------
Sales                                                    $  44,428          $  12,319      $    8,164      $ 1,481   $  66,392
                                                     =========================================================================


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

NOTE G - INCOME (EXPENSE) FROM RESTRUCTURING AND OTHER ACTIVITIES

     During 1999, the Company incurred $1,808,000 in restructuring and other special charges, associated with three separate activities.

     The Company incurred approximately $1,223,000 in costs associated with its examination of strategic alternatives to enhance shareholder value, the development of the Company's Growth and Restructuring Plan and the Company's pursuit to sell the Company in whole or in parts. $433,000 of these costs relate to retention bonuses to be paid to certain key employees for their continued employment. The remaining costs consist primarily of legal, investment banking, additional directors fees and other professional fees associated with continued due diligence efforts of potential buyers of the Company.

     The Company executed two programs to reduce overhead expenses. During the first quarter of 1999, the Company discontinued certain non-core manufacturing operations and terminated the employment of seven production employees at its Bloomfield, New Jersey packaging plant. As a result, the Company incurred related severance costs of approximately $105,000 all of which was paid as of December 31,1999. During the second quarter of 1999, the Company eliminated two vacant positions and terminated the employment of six employees at the Company's corporate headquarters. The severance costs associated with the terminations totaled $86,000, of which $30,000 remains accrued at December 31, 1999 and will be paid during the first quarter of 2000.

     The Company incurred approximately $394,000 of proxy contest expenses associated with the Company's delayed annual meeting of shareholders held on September 8, 1999. These costs consisted primarily of legal fees, other professional fees and administrative costs.

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

     In September 1999, the Company's Board of Directors approved a plan which would provide certain lump sum payments to key employees if a change in control of the Company occurred prior to December 31, 2000. Assuming all employees covered remain employed through a change in control, these payments would total approximately $700,000. In addition, the plan also provides for certain lump sum payments as well as continued medical and healthcare benefits to employees who are terminated subsequent to a change in control of the Company.

     In 1991, the Company sold, at its cost, approximately $1,000,000 of machinery and equipment purchased for resale. As a result of the sale, the Company received a ten year note, payable annually, from its customer. The long term portion of the note receivable amounts to approximately $140,000 at December 31, 1999 ($275,000 in 1998), which is included in other assets, and is net of an unamortized discount of approximately $30,000 ($58,000 in 1998). The note bears imputed interest at approximately 10% and is collateralized by the machinery and equipment. Based upon prevailing interest rates, and after consideration of credit risk, the carrying value is a fair approximation of market value.

     During the fourth quarter of 1998, the Company entered into negotiations and reached a settlement of terms relating to past due rental income owed to the Company in connection with ice cream making equipment leased to one of the Company's licensee customers. The Company had previously received rental income based on the "units of production" manufactured on the equipment since 1992 but at amounts less than that required to fully amortize the Company's original investment. The customer acknowledged its past due obligation and agreed to pay $600,000 to bring the lease current at December 31, 1998. As collectibility of the lease payments was not reasonably predictable, no contingent rent had been previously recorded and the $600,000 recovery was recognized in the fourth quarter 1998 as a reduction of cost of goods sold (consistent with the previous rent received on this equipment). In January 1999, the Company sold the leased equipment to the licensee customer at the Company's net carrying value of approximately $400,000 which, management believes, approximated the fair market value.

              REPORT OF INDEPENDENT AUDITORS, ERNST & YOUNG LLP

Shareholders and Board of Directors
Eskimo Pie Corporation

We have audited the accompanying consolidated balance sheets of Eskimo Pie Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eskimo Pie Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                              /s/ Ernst & Young LLP



Richmond, Virginia
March 2, 2000


                             REPORT OF MANAGEMENT


Eskimo Pie Corporation

The consolidated financial statements and other financial information of Eskimo Pie Corporation have been prepared by management, which is responsible for their integrity and objectivity. These statements have been prepared in accordance with generally accepted accounting principles and, where appropriate, reflect estimates based on judgements of management.

The Company maintains a system of internal financial controls which considers the expected costs and benefits of specific control procedures and provides reasonable assurance that Company assets are protected against loss or misuse, that transactions are executed in accordance with management's authorization and that the financial records can be relied upon to produce financial statements in accordance with generally accepted accounting principles. The internal financial controls system is supported by the management of the Company through the establishment and communication of business and accounting policies, the division of responsibility in organizational matters and the careful selection and training of management personnel.

The consolidated financial statements have been audited by the Company's independent auditors, Ernst & Young LLP. Their audit was conducted in accordance with generally accepted auditing standards and their report is included elsewhere herein. As a part of their audit, Ernst & Young LLP develops and maintains an understanding of the Company's internal accounting controls and conducts such tests and employs such procedures as they consider necessary to render their opinion on the financial statements.


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

            ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     None.

                                   PART III


         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the Company's Board of Directors is included under the caption "Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting scheduled to be held on May 3, 2000 (Proxy Statement) and is incorporated herein by reference. Information on Section 16(a) compliance is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

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

                                    PART IV

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K


(a) (1) The following financial statements of Eskimo Pie Corporation are included in Item 8:

               Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

               Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

               Consolidated Balance Sheets at December 31, 1999 and 1998

               Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

(b)       Reports on Form 8-K
          -------------------

                 No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

(c)       Exhibits
          --------

          The exhibits listed in the accompanying "Index of Exhibits" are filed as part of this Annual Report and each management contract or compensatory plan or arrangement included therein is identified as such.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 23/rd/ day of March, 2000.

                                       ESKIMO PIE CORPORATION


                                       /s/ David B. Kewer
                                       ------------------
                                       David B. Kewer
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of the 23/rd/ day of March 2000.


     Signature                                   Title

/s/  David B. Kewer                    President and
--------------------------------       Chief Executive Officer
     David B. Kewer                    (Principal Executive Officer)

/s/  Thomas M. Mishoe, Jr.             Chief Financial Officer,
--------------------------------       Vice President, Treasurer
     Thomas M. Mishoe, Jr.             and Corporate Secretary
                                       (Principal Financial and Accounting
                                       Officer)

/s/  Kathryn L. Tyler                  Controller
--------------------------------
     Kathryn L. Tyler

*/s/ Arnold H. Dreyfuss                Chairman of the Board
--------------------------------
     Arnold H. Dreyfuss

*/s/ Wilson H. Flohr, Jr.              Director
--------------------------------
     Wilson H. Flohr, Jr.

*/s/ F. Claiborne Johnston, Jr.        Director
--------------------------------
     F. Claiborne Johnston, Jr.

*/s/ Daniel J. Ludeman                 Director
--------------------------------
     Daniel J. Ludeman

*/s/ Judith B. McBee                   Director
--------------------------------
     Judith B. McBee

*/s/ Robert C. Sledd                   Director
--------------------------------
     Robert C. Sledd

*By /s/  David B. Kewer
--------------------------------
         David B. Kewer
         Attorney-in-fact

                               INDEX OF EXHIBITS

Exhibit No.  Description

    3.1 Amended and Restated Articles of Incorporation incorporated herein by reference to Exhibit C to the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

    3.2 Amended and Restated Bylaws, amended through December 16, 1999, filed herewith.

    4.1 (a) Rights Agreement dated as of January 21, 1993, between the Company and Mellon Securities Trust Company, incorporated herein by reference to Exhibit 28.1 to the Company's Current Report on Form 8-K dated January 21, 1993.

             (b) Amendment No. 1, dated as of November 23, 1998, between Eskimo Pie Corporation and First Union National Bank, as successor Rights Agent, to Rights Agreement dated as of January 21, 1993, between the Company and Mellon Securities Trust Company, incorporated herein by reference to Exhibit 4.1(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    4.2 The Company agrees to furnish to the Commission upon request any instrument with respect to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of the Company's total consolidated assets.

    10.1* Executive Retention and Severance Agreement between the Company and Thomas M. Mishoe, Jr., dated October 23, 1999, filed herewith.

    10.2* Executive Retention and Severance Agreement between the Company and William J. Weiskopf, dated October 25, 1999, filed herewith.

    10.3* Executive Retention and Severance Agreement between the Company and Kimberly P. Ferryman, dated October 25, 1999, filed herewith.

    10.4* Executive Retention and Severance Agreement between the Company and Craig L. Hettrich, dated October 19, 1999, filed herewith.

    10.5*    Executive Retention and Severance Agreement between the Company and
             V. Stephen Kangisser, dated October 25, 1999, filed herewith.

    10.6* Executive Retention and Severance Agreement between the Company and David B. Kewer, dated October 21, 1999, filed herewith.

    10.7* Incentive Stock Plan dated February 17, 1992, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No.33-45852).

    10.8* 1996 Incentive Stock Plan, as amended effective December 16, 1999, filed herewith.

    10.9* Senior Management Annual Incentive Plan, dated as of January 1, 1993, incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

    10.10* Salaried Retirement Plan dated as of April 6, 1992, as amended, filed herewith.

    10.11* Executive Retirement Plan and Trust dated as of April 6, 1992, as amended, incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    10.12 Master License Agreement between the Company and Welch Foods Inc. dated as of August 1, 1998, incorporated herein by reference to
             Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998.

    10.13 (a) Letter Agreement, dated March 20, 1998, for a $10,000,000 revolving line of credit between the Company and Crestar Bank, incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

             (b) Letter Agreement, dated May 20, 1999, between the Company and Crestar Bank, incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1999.

    10.14 (a) Credit Agreement, dated as of May 5, 1994, between the Company and First Union National Bank of Virginia, incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

             (b) Amendment No. 1, dated as of April 18, 1997, to the Credit Agreement, dated as of May 5, 1994, between the Company and First Union National Bank of Virginia, incorporated herein by reference to Exhibit 10.16(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

             (c) Amendment No. 2, dated as of April 28, 1998, to the Credit Agreement, dated as of May 5, 1994, between the Company and First Union National Bank of Virginia, incorporated herein by reference to Exhibit 10.16(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    10.15 Agreement dated February 17, 1992 between the Company and Reynolds Metals Company, incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 33-45852).

    10.16 Form of Reimbursement Agreement dated as of February 17, 1992 between the Company and Reynolds Metals Company, incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 33-45852).

    10.17* Eskimo Pie Corporation Savings Plan and Trust, as amended, filed herewith.

    10.18* Eskimo Pie Corporation Employee Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    21.      Subsidiaries of the Registrant.

    23.      Consent of Independent Auditors, Ernst & Young LLP.

    24.      Powers of Attorney.

    27.      Financial Data Schedules.

    *  Exhibits are Management Contracts or Compensatory Plans or Arrangements.

    ________________________________________

In accordance with the Securities and Exchange Commission's requirements, we will furnish copies of the exhibits listed for a copying fee of 10 cents per page. Please direct your request to:

    Corporate Secretary
    Eskimo Pie Corporation
    P.O. Box 26906
    Richmond, Virginia 23261-6906
    Phone No. (804) 560-8400