Form 10-K405/A
period 1999-12-31
ESKIMO PIE CORP
filed 2000-03-28
CIK 787520

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                           INDEX

Item 8.    Financial Statements and Supplementary Data

           Footnote H - Other  Information (as amended to properly  reflect the Company's commitment with respect to payments to be made upon a change in control of $1.8 million versus $700,000 previously reported).  ............................................1


Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K

           Exhibit 23

           Exhibit 24

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

         In September 1999, the Company's Board of Directors approved a plan which would provide certain lump sum payments to key employees if a change in control of the Company occurred prior to December 31, 2000. Assuming all employees covered remain employed through a change in control, these payments would total approximately $1.8 million. In addition, the plan also provides for certain lump sum payments as well as continued medical and healthcare benefits to employees who are terminated subsequent to a change in control of the Company.

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

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28th day of March, 2000.


                                       ESKIMO PIE CORPORATION


                                             /s/ David B. Kewer
                                             ------------------------------
                                             David B. Kewer
                                             President and Chief Executive
                                               Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of the 28th day of March 2000.

       Signature                                         Title


/s/     David B. Kewer                            President and
---------------------------------                 Chief Executive Officer
        David B. Kewer                            (Principal Executive Officer)

/s/    Thomas M. Mishoe, Jr.                      Chief Financial Officer,
---------------------------------                 Vice President, Treasurer
       Thomas M. Mishoe, Jr.                      and Corporate Secretary
                                                  (Principal Financial and Accounting Officer)

/s/    Kathryn L. Tyler                           Controller
---------------------------------
       Kathryn L. Tyler

*/s/   Arnold H. Dreyfuss                         Chairman of the Board
---------------------------------
       Arnold H. Dreyfuss

*/s/   Wilson H. Flohr, Jr.                       Director
---------------------------------
       Wilson H. Flohr, Jr.

*/s/   F. Claiborne Johnston, Jr.                 Director
---------------------------------
       F. Claiborne Johnston, Jr.

*/s/   Daniel J. Ludeman                          Director
---------------------------------
       Daniel J. Ludeman

*/s/   Judith B. McBee                            Director
---------------------------------
       Judith B. McBee

*/s/   Robert C. Sledd                            Director
---------------------------------
       Robert C. Sledd

*By /s/   David B. Kewer
---------------------------------
           David B. Kewer
           Attorney-in-fact