Form 10-Q
period 2000-03-31
ESKIMO PIE CORP
filed 2000-05-03
CIK 787520

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                                  ____________


     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19867


                            ________________________
                             ESKIMO PIE CORPORATION
             (Exact name of registrant as specified in its charter)


            Virginia                                    54-0571720
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                           901 Moorefield Park Drive
                              Richmond, VA   23236
          (Address of principal executive offices, including zip code)
                                  ____________
                Registrant's phone number, including area code:
                                 (804) 560-8400
                                  ____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock.


       Class                                    Outstanding at April 20, 2000
       -----                                    -----------------------------
Common Stock, $1.00 Par Value                             3,483,253

                             ESKIMO PIE CORPORATION
                                     Index


                                                                                  Page Number
                                                                                ----------------

Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income
          Three Months Ended March 31, 2000 and 1999                                  1

          Condensed Consolidated Balance Sheets
          March 31, 2000; December 31, 1999 and March 31, 1999                        2

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 2000 and 1999                                  3

          Notes to Condensed Consolidated Financial Statements                        4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                         6


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                            9

                                  ESKIMO PIE CORPORATION
                  Condensed Consolidated Statements of Income (Unaudited)




For the three months ended March 31,                                                                    2000                 1999
---------------------------------------------------------------------------------------------------------------------------------
(In thousands, except Per Share Data)

Net sales                                                                                         $   16,386           $   16,129
Cost of products sold                                                                                  8,974                9,283
                                                                                      -------------------------------------------
 Gross profit                                                                                          7,412                6,846

Advertising and sales promotion expenses                                                               4,365                3,881
Selling, general and administrative expenses                                                           1,663                2,143
Expense from analysis of strategic alternatives                                                          200                    -
Expense from restructuring activities                                                                      -                  314
                                                                                      -------------------------------------------
 Operating income                                                                                      1,184                  508

Interest income                                                                                           21                   19
Interest expense and other - net                                                                          86                  159
                                                                                      -------------------------------------------
 Income before income taxes                                                                            1,119                  368

Income tax expense                                                                                       414                  136
                                                                                      -------------------------------------------

 Net income                                                                                       $      705           $      232
                                                                                      ===========================================

Per  Share Data
     Basic:
        Weighted average number of common shares outstanding                                       3,479,964            3,462,796
        Net income                                                                                $     0.20           $     0.07
                                                                                      ===========================================

     Assuming dilution:
        Weighted average number of common shares outstanding                                       3,479,964            3,469,385
        Net income                                                                                $     0.20           $     0.07
                                                                                      ===========================================

     Cash dividend                                                                                $     0.00           $     0.05
                                                                                      ===========================================

                                  ESKIMO PIE CORPORATION
                     Condensed Consolidated Balance Sheets (Unaudited)




                                                                              March 31,  December 31,  March 31,
As of                                                                              2000          1999       1999
----------------------------------------------------------------------------------------------------------------
(In thousands, except share data)

Assets

Current assets:
     Cash and cash equivalents                                                  $ 1,142       $ 1,751    $    48
     Receivables                                                                 10,093         6,057      8,888
     Inventories                                                                  3,718         4,032      5,418
     Prepaid expenses                                                               748           557        611
                                                                            ------------------------------------

        Total current assets                                                     15,701        12,397     14,965

     Property, plant and equipment - net                                          6,374         6,578      7,070
     Goodwill and other intangibles                                              16,390        16,598     17,395
     Other assets                                                                   734           913      1,636
                                                                            ------------------------------------

        Total assets                                                            $39,199       $36,486    $41,066
                                                                            ====================================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                           $ 3,586       $ 3,208    $ 3,876
     Accrued advertising and promotion                                            4,359         2,217      2,740
     Accrued compensation and related amounts                                       239         1,033        293
     Other accrued expenses                                                       1,033         1,038        889
            Income Taxes                                                            399             -          -
     Current portion of long term debt                                              857           972      1,317
                                                                            ------------------------------------

        Total current liabilities                                                10,473         8,468      9,115

Long term debt                                                                    2,714         2,929      6,411
Postretirement benefits and other liabilities                                     2,350         2,293      3,201

Shareholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares
        authorized, none issued and outstanding                                       -             -          -
     Common stock, $1.00 par value; 10,000,000 shares
        authorized, 3,479,964 issued and outstanding at
        March 31, 2000, 3,464,050 at December 31,1999
        and 3,462,796 at March 31, 1999                                           3,480         3,464      3,463
     Additional capital                                                           4,614         4,468      4,443
     Retained earnings                                                           15,568        14,864     14,433
                                                                            ------------------------------------

        Total shareholders' equity                                               23,662        22,796     22,339
                                                                            ------------------------------------

        Total liabilities and shareholders' equity                              $39,199       $36,486    $41,066
                                                                            ====================================

                                  ESKIMO PIE CORPORATION
                Condensed Consolidated Statements of Cash Flows (Unaudited)


For the three months ended March 31,                                                                    2000                  1999
-----------------------------------------------------------------------------------------------------------------------------------

(In thousands)

Operating activities
 Net income                                                                                          $   705               $   232
 Adjustments to reconcile net income to net cash
        used in operating activities:
          Depreciation and amortization                                                                  577                   614
          Change in deferred income taxes and other assets                                                 -                    (3)
          Change in postretirement benefits and other liabilities                                         62                  (174)
          Change in receivables                                                                       (4,036)               (2,070)
          Change in inventories and prepaid expenses                                                     122                  (242)
          Change in accounts payable and accrued expenses                                              2,280                 2,351
                                                                                      --------------------------------------------

 Net cash (used in) provided by operating activities                                                    (290)                  708

Investing activities
 Capital expenditures                                                                                    (94)                 (147)
 Proceeds from disposal of fixed assets                                                                    -                   401
 Other                                                                                                   104                    18
                                                                                      --------------------------------------------

     Net cash provided by investing activities                                                            10                   272

Financing activities
     Borrowings                                                                                            -                 3,800
     Redemption of convertible subordinated notes                                                          -                (3,800)
     Principal payments on long term debt                                                               (329)               (1,289)
     Cash dividends                                                                                        -                  (173)
                                                                                      --------------------------------------------

     Net cash used in financing activities                                                              (329)               (1,462)
                                                                                      --------------------------------------------

Change in cash and cash equivalents                                                                     (609)                 (482)
Cash and cash equivalents at the beginning of the year                                                 1,751                   530
                                                                                      --------------------------------------------

Cash and cash equivalents at the end of the quarter                                                  $ 1,142               $    48
                                                                                      ============================================

                             ESKIMO PIE CORPORATION
              Notes to Condensed Consolidated Financial Statements


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company's business is highly seasonal which generally results in a higher level of sales and certain related advertising and sales promotion expenses preceding and during the summer. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of March 31, 2000 and its results of operations for the three months ended March 31, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1999 Annual Report.


NOTE B - INVENTORIES
Inventories are classified as follows:

As of                                                March 31, 2000            December 31, 1999           March 31, 1999
------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Finished goods                                           $2,599                 $2,667                     $ 3,471
Raw materials and packaging supplies                      2,040                  2,286                       2,986
                                                         ------                 ------                     -------
      Total FIFO inventories                              4,639                  4,953                       6,457
LIFO reserves                                              (921)                  (921)                     (1,039)
                                                         ------                 ------                     -------
                                                         $3,718                 $4,032                     $ 5,418
                                                         ======                 ======                     =======
------------------------------------------------------------------------------------------------------------------------------




NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:


For the three months ended March 31,                                                      2000        1999
                                                                                  ------------------------

Net income                                                                          $  705,000  $  232,000
                                                                                    ==========  ==========

Weighted average number of common shares outstanding                                 3,479,964   3,462,796
Dilutive effect of stock options                                                             -       6,589
                                                                                    ----------  ----------
Weighted average number of common shares outstanding
                                                                                    ----------  ----------
  assuming potential dilution                                                        3,479,964   3,469,385
                                                                                    ==========  ==========

Basic earnings per share                                                            $     0.20  $     0.07
                                                                                    ==========  ==========

Earnings per share - assuming dilution                                              $     0.20  $     0.07
                                                                                    ==========  ==========
----------------------------------------------------------------------------------------------------------



Options to purchase 294,294 shares in 2000 and 193,156 in 1999 were not considered for their dilutive effect because the exercise price of the options exceeded the average market price for the respective year, and as such, the effect would be anti-dilutive. The effect of the assumed conversion of the previously issued convertible subordinated notes was also excluded from the earnings per share calculation in 1999 as the assumed conversion would also have been anti-dilutive.

NOTE D - BUSINESS SEGMENTS

                                                         National             Food-
Business Segments                                         Brands    Flavors   service  Other  Totals
-------------------------------------------------------------------------------------------------------
Three months ended March 31, 2000
---------------------------------
Sales                                                       $10,806   $2,982   $2,244   $354    $16,386
                                                           ========  =======  =======  =====    =======

Segment profitability                                       $ 2,329   $  477   $  231   $ 10    $ 3,047
     Selling, general and administrative                                                         (1,663)
            expenses
     Expense from analysis of strategic                                                            (200)
            alternatives
     Interest income and expense - net                                                              (65)
                                                                                                -------
 Income before income taxes                                                                     $ 1,119
                                                                                                =======


Three months ended March 31, 1999
---------------------------------

Sales                                                       $10,558   $2,916   $2,113   $542    $16,129
                                                           ========  =======  =======  =====    =======

Segment profitability                                       $ 1,952   $  601   $  447   $(35)   $ 2,965
      Selling, general and administrative expenses                                               (2,143)
      Expense from restructuring activities                                                        (314)
      Interest income and expense - net                                                            (140)
                                                                                                -------
Income before income taxes                                                                      $   368
                                                                                                =======
-------------------------------------------------------------------------------------------------------


NOTE E - RESTRUCTURING EXPENSES

During the first quarter of 2000, the Company incurred approximately $200,000 of expenses associated with the Company's pursuit of a possible sale of the Company in whole or in parts. These costs consist primarily of legal, investment banking and other professional services.

In March 1999, the Company discontinued certain non-core manufacturing operations and as a result, terminated the employment of seven production employees at its Bloomfield, New Jersey packaging plant. As a result, the Company incurred related severance costs of approximately $104,000, all of which was paid in 1999.

Also included in Expense from Restructuring Activities in 1999 is $210,000 of incremental costs (primarily third party professional service fees) specifically associated with the Company's previously announced decision to explore a full range of strategies to enhance shareholder value.


NOTE F - OTHER INFORMATION

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

                             ESKIMO PIE CORPORATION
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     Eskimo Pie Corporation markets a broad range of frozen novelties, ice cream and sorbet products under the Eskimo Pie, Real Fruit, Welch's, Weight Watchers Smart Ones, SnackWell's and OREO brand names. These nationally branded products are generally manufactured by a select group of licensed dairies who purchase the necessary flavors ingredients and packaging directly from the Company. Eskimo Pie Foodservice is a leading supplier of premium soft serve ice cream, frozen yogurt, custard and smoothie products to the foodservice industry. The Company also sells a full line of quality flavors and ingredients for use in private label dairy products in addition to the brands it licenses.

RESULTS OF OPERATIONS
---------------------

     Net income for the quarter ended March 31, 2000 improved by over 200% as compared to the same period in 1999. During the first quarter of 2000, net income was $705,000 or $0.20 per share as compared with $232,000 or $.07 per share in 1999. Exclusive of special charges, net income in the first quarter of 2000 would have been $831,000 or $.24 per share as compared to $430,000 or $.12 per share during the comparable period in 1999.

     The 2000 results include expenses of approximately $200,000 related to the Company's continuing pursuit of a possible sale of the Company in whole or in parts. 1999 results include restructuring charges of $314,000 consisting of severance costs of $104,000 associated with the discontinuance of certain non-core and unprofitable manufacturing operations in the Company's Packaging division and expenses of $210,000 incurred in connection with the Company's consideration of strategic alternatives.

     It is not the Company's intent to imply that alternate measures of performance are more meaningful than net income as determined in accordance with generally accepted accounting principles. Management believes, however, that investors should consider the effects of the special charges as they assess the results of the Company's on-going operations.

Net Sales and Gross Profit
--------------------------

        Sales in the first quarter 2000 increased by 2% over 1999, to $16.4 million. Sales of Eskimo Pie brand products increased by 5% and Weight Watcher's and Nabisco sales each increased by over 50%. All divisions showed sales improvement over the previous year, with the exception of the Packaging Division, whose sales decrease was due to the discontinuance of non-profitable business during the first quarter of 1999.

     Gross margin for the quarter increased by 280 basis points, from 42.4% in 1999 to 45.2% in 2000. This improvement was due primarily to improved product mix, with increased sales in the National Brands division as well as savings from the discontinuance of the non-profitable business in the Packaging division.

Expenses and Other Income
-------------------------

   Consistent with the Company's plans to focus on the rejuvenation and growth of the Company's core assets, and particularly the Eskimo Pie brand, advertising and sales promotion expenses increased in both an absolute amount ($484,000) and as a percent of sales (from 24.1% to 26.6%) as compared with the prior year.

   Selling, general and administrative expenses declined by over 20% as compared to the first quarter of 1999. This is due in part to management's initiatives to control these costs and the reduction in force that was completed in the second quarter of 1999. This reduction is also due in part to a decrease in personnel as a result of voluntary terminations and it has become increasingly difficult to hire replacements in light of the Company's announcement to pursue a possible sale of the Company.

    During the first quarter of 2000, the Company continued its efforts associated with the consideration of the possible sale of the Company or the sale of one or more of the Company's strategic assets. As a result the Company incurred approximately $200,000 of special charges, consisting primarily of legal, investment banking and other professional fees.

    In the first quarter of 1999, the Company also incurred special charges of $314,000, $104,000 of which was related to the discontinuance of certain non-core manufacturing operations at its Bloomfield, New Jersey packaging plant, and $210,000 of expenses (primarily third party professional service fees) associated with the Company's review of strategic alternatives and the development of a growth and restructuring plan.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

    The Company's financial position continues to show marked improvement. Payments on long term debt have reduced debt by more than $4.0 million over the past 12 months and significantly improved the Company's debt to equity position.

    The Company also has a $10 million line of credit which is available for general corporate purposes through April of 2001. The Company generally seeks a one year extension of the line of credit during the second quarter of each year. As of March 31, 2000 there were no borrowings outstanding under this line.

    In September 1999, the Company's Board of Directors voted to suspend the quarterly dividend payments indefinitely. The Board's decision to suspend the dividend was made in light of the Company's decision to pursue all strategic alternatives to maximize shareholder value, including a possible sale of the Company as a whole or one or more sales of the Company's strategic assets. Management believes that the elimination of the dividend will enhance the Company's financial flexibility as it pursues a possible sale of the Company. At this time the Board of Directors has no plans to reinstate the quarterly dividend payments.

    The Company believes that the annual cash generated from operations and funds available under its credit agreements will provide the Company with sufficient funds and the financial flexibility to support its ongoing business, strategic objectives and debt repayment requirements.

FUTURE PLANS AND FINANCIAL EXPECTATIONS
---------------------------------------

    The Management and employees of the Company remain focused on the growth strategies of the organization and expect continued improvement in financial performance in 2000, with increases in sales, gross margin and product contribution, as compared to 1999.

    In September 1999, the Company announced that its Board of Directors had authorized management to actively pursue all strategic alternatives to maximize shareholder value, including a sale of the Company as a whole or one or more sales of the Company's strategic assets. As of the date of this report, this process is continuing.

FORWARD LOOKING STATEMENTS
--------------------------

    Statements contained in this Report on Form 10-Q regarding the Company's future plans and projected performance are forward looking statements within the meaning of federal securities laws and are based upon management's current expectations and beliefs about future events and their effect upon Eskimo Pie Corporation. There can be no assurance that future developments will mirror those currently anticipated by management. These forward looking statements involve risks and uncertainties including but not limited to the highly competitive nature of the frozen dessert market and the level of consumer interest in the Company's products, product costing, the weather, the performance of management including management's ability to implement its plans as contemplated, the Company's relationships with its licensees and licensors and government regulation. The risks and uncertainties are further discussed in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999. Actual results may vary materially from those included herein and the Company assumes no responsibility for updating these statements.

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


       ESKIMO PIE CORPORATION



Date:  May 3, 2000        By /s/  David B. Kewer
                             -------------------
                             David B. Kewer
                             President and Chief Executive Officer



Date:  May 3, 2000        By /s/  Thomas M. Mishoe, Jr.
                             --------------------------
                             Thomas M. Mishoe, Jr.
                             Chief Financial Officer, Vice President,
                             Treasurer and Corporate Secretary



Date:  May 3, 2000        By /s/  Kathryn L. Tyler
                             ---------------------
                             Kathryn L. Tyler
                             Controller