Form 10-Q
period 2000-06-30
ESKIMO PIE CORP
filed 2000-08-11
CIK 787520

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                                  ____________


     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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
                                 (804) 560-8400

                                  ____________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

          Class                             Outstanding at August 2, 2000
--------------------------------       ----------------------------------------
 Common Stock, $1.00 Par Value                       3,485,757

                             ESKIMO PIE CORPORATION
                                     Index


                                                                                  Page Number
                                                                                ----------------
Part I.    Financial Information

Item 1.    Financial Statements (Unaudited)
          Condensed Consolidated Statements of Income
          Three and Six Months Ended June 30, 2000 and 1999                              1

          Condensed Consolidated Balance Sheets
          June 30, 2000; December 31, 1999 and June 30, 1999                             2

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 2000 and 1999                                        3

          Notes to Condensed Consolidated Financial Statements                           4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                            7


Part II.    Other Information

   Item 6.  Exhibits and Reports on Form 8-K                                            10

                                  ESKIMO PIE CORPORATION
                  Condensed Consolidated Statements of Income (Unaudited)

                                                           Three months ended       Six months ended
                                                                June 30,                June 30,
                                                               2000        1999        2000        1999
-------------------------------------------------------------------------------------------------------
                                                               (In thousands, except share data)


Net sales                                                $   20,311  $   22,146  $   36,697  $   38,275
Cost of products sold                                        10,931      11,715      19,905      20,998
                                                       ------------------------------------------------
 Gross profit                                                 9,380      10,431      16,792      17,277

Advertising and sales promotion expenses                      4,902       5,827       9,267       9,708
Selling, general and administrative expenses                  1,892       2,039       3,555       4,182
Expense from analysis of strategic alternatives                 337         172         537         381
       and related activities
Expense from restructuring activities                             -          86           -         191
                                                       ------------------------------------------------
 Operating income                                             2,249       2,307       3,433       2,815

Interest income                                                  63          31          84          50
Interest expense and other - net                                 85         117         171         276
                                                       ------------------------------------------------
 Income before income taxes                                   2,227       2,221       3,346       2,589

Income tax expense                                              824         822       1,238         958
                                                       ------------------------------------------------

 Net income                                              $    1,403  $    1,399  $    2,108  $    1,631
                                                       ================================================

Per Share Data
     Basic:
        Weighted average number of
        common shares outstanding                         3,484,849   3,462,824   3,482,406   3,462,810
        Net income                                       $     0.40  $     0.40  $     0.61  $     0.47
                                                       ================================================

     Assuming dilution:
        Weighted average number of common
         shares outstanding                               3,484,849   3,462,824   3,482,406   3,464,031

        Net income                                       $     0.40  $     0.40  $     0.61  $     0.47
                                                       ================================================

     Cash dividends                                      $     0.00  $     0.05  $     0.00  $     0.10
                                                       ================================================

                                  ESKIMO PIE CORPORATION
                     Condensed Consolidated Balance Sheets (Unaudited)

                                                                           June 30,  December 31,  June 30,
As of                                                                          2000          1999      1999
-----------------------------------------------------------------------------------------------------------
(In thousands, except share data)
Assets

Current assets:
     Cash and cash equivalents                                              $ 2,297       $ 1,751   $    55
     Receivables                                                              9,539         6,057    12,073
     Inventories                                                              3,854         4,032     5,227
     Prepaid expenses                                                           778           557       287
                                                                         ----------------------------------
          Total current assets                                               16,468        12,397    17,642

     Property, plant and equipment - net                                      6,160         6,578     6,839
     Goodwill and other intangibles                                          16,168        16,598    17,142
     Other assets                                                               920           913     1,048
                                                                         ----------------------------------
        Total assets                                                        $39,716       $36,486   $42,671
                                                                         ==================================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                       $ 3,440       $ 3,208   $ 3,496
     Accrued advertising and promotion                                        3,851         2,217     4,562
     Accrued compensation and related amounts                                   261         1,033       386
     Other accrued expenses                                                     815         1,038     1,064
     Income taxes                                                               725             -       250
     Current portion of long term debt                                          857           972     1,202
                                                                         ----------------------------------

        Total current liabilities                                             9,949         8,468    10,960

Long term debt                                                                2,500         2,929     5,033
Postretirement benefits and other liabilities                                 2,151         2,293     3,108

Shareholders' equity:
     Preferred stock, $1.00 par value; 1,000,000 shares
      authorized, none issued and outstanding                                     -             -         -

     Common stock, $1.00 par value; 10,000,000 shares  authorized,
      3,485,757 issued and outstanding in 2000,  3,464,050 at December
      31, 1999 and 3,462,824 at June 30, 1999
                                                                              3,487         3,464     3,463


     Additional capital                                                       4,658         4,468     4,448
     Retained earnings                                                       16,971        14,864    15,659
                                                                         ----------------------------------
        Total shareholders' equity                                           25,116        22,796    23,570
                                                                         ----------------------------------
        Total liabilities and shareholders' equity                          $39,716       $36,486   $42,671
                                                                         ==================================

                                  ESKIMO PIE CORPORATION
                Condensed Consolidated Statements of Cash Flows (Unaudited)


For the six months ended June 30,                                                                       2000                 1999
---------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Operating activities
 Net income                                                                                          $ 2,108              $ 1,631
 Adjustments to reconcile net income to net cash
        used in operating activities:
          Depreciation and amortization                                                                1,094                1,192
          Compensation for Board members in stock                                                        203                    -
          Change in deferred income taxes and other assets                                               (12)                 704
          Change in postretirement benefits and other liabilities                                       (306)                (292)
          Change in receivables                                                                       (3,482)              (5,256)
          Change in inventories and prepaid expenses                                                     (44)                   -
          Change in accounts payable and accrued expenses                                              1,596                4,334
                                                                                      -------------------------------------------
 Net cash provided by operating activities                                                             1,157                2,313

Investing activities
 Capital expenditures                                                                                   (171)                (221)
 Proceeds from disposal of fixed assets                                                                    -                  401
 Other                                                                                                   104                  161
                                                                                      -------------------------------------------
     Net cash (used in) provided by investing activities                                                 (67)                 341

Financing activities
     Borrowings                                                                                            -                3,800
     Redemption of convertible subordinated notes                                                          -               (3,800)
     Principal payments on long term debt                                                               (544)              (2,783)
     Cash dividends                                                                                        -                 (346)
                                                                                      -------------------------------------------
     Net cash used in financing activities                                                              (544)              (3,129)
                                                                                      -------------------------------------------
Change in cash and cash equivalents                                                                      546                 (475)
Cash and cash equivalents at the beginning of the year                                                 1,751                  530
                                                                                      -------------------------------------------
Cash and cash equivalents at the end of the quarter                                                  $ 2,297              $    55
                                                                                      ===========================================

                             ESKIMO PIE CORPORATION
              Notes to Condensed Consolidated Financial Statements


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company's business is highly seasonal which generally results in a higher level of sales and certain related advertising and sales promotion expenses preceding and during the summer. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of June 30, 2000 and its results of operations for the three and six months ended June 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1999 Annual Report.


NOTE B - INVENTORIES
Inventories are classified as follows:

As of                                              June 30, 2000           December 31, 1999            June 30, 1999
----------------------------------------------------------------------------------------------------------------------
(In thousands)
Finished goods                                           $2,684                     $2,667                    $ 3,488
Raw materials and packaging supplies                      2,091                      2,286                      2,776
                                                         ------                     ------                    -------
      Total FIFO inventories                              4,775                      4,953                      6,264
LIFO reserves                                              (921)                      (921)                    (1,037)
                                                         ------                     ------                    -------
                                                         $3,854                     $4,032                    $ 5,227
                                                         ======                     ======                    =======
---------------------------------------------------------------------------------------------------------------------




NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:


                                                                Three months ended June 30,  Six months ended June 30,
                                                                     2000          1999          2000         1999
                                                                     ----          ----          ----         ----

Net income                                                     $1,403,000    $1,399,000    $2,108,000   $1,631,000

Weighted average number of common
  shares outstanding                                            3,484,849     3,462,824     3,482,406    3,462,810
Dilutive effect of stock options                                       -              -             -        1,221
                                                               ----------    ----------    ----------   ----------
Weighted average number of common shares
  outstanding assuming potential dilution                       3,484,849     3,462,824     3,482,406    3,464,031
                                                               ==========    ==========    ==========   ==========

Basic earnings per share                                       $     0.40    $     0.40    $     0.61   $     0.47
                                                               ==========    ==========    ==========   ==========

Earnings per share - assuming dilution                         $     0.40    $     0.40    $     0.61   $     0.47
                                                               ==========    ==========    ==========   ==========


     Certain stock options were excluded from consideration for their dilutive effect because the exercise price of the options exceeded the average market price for the respective periods, and as such, the effect would be anti-dilutive.

NOTE D - BUSINESS SEGMENTS

                                                           National
Business Segments                                           Brands  Flavors  Foodservice  Other   Totals
----------------------------------------------------------------------------------------------------------
Three months ended June 30, 2000
--------------------------------

Sales                                                       $13,096   $3,478       $3,284   $453   $20,311
                                                           ========  =======  ===========  =====   =======

Segment profitability                                       $ 2,931   $  673       $  869   $  5   $ 4,478
     Selling, general and administrative expenses                                                   (1,892)
     Expense from analysis of strategic                                                               (337)
      alternatives and related activities
     Interest income and expense - net                                                                 (22)
                                                                                                   -------
 Income before income taxes                                                                        $ 2,227
                                                                                                   =======


Three months ended June 30, 1999
--------------------------------

Sales                                                       $15,210   $3,531       $2,823   $582   $22,146
                                                           ========  =======  ===========  =====   =======

Segment profitability                                       $ 3,110   $  639       $  720   $135   $ 4,604
     Selling, general and administrative expenses                                                   (2,039)
     Expense from analysis of strategic alternatives                                                  (172)
     Expense from restructuring activities                                                             (86)
     Interest income and expense - net                                                                 (86)
                                                                                                   -------
Income before income taxes                                                                         $ 2,221
                                                                                                   =======



                                                           National
Business Segments                                           Brands  Flavors  Foodservice   Other    Totals
------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2000
------------------------------

Sales                                                       $23,902   $6,460       $5,528   $  807   $36,697
                                                           ========  =======  ===========  =======   =======

Segment profitability                                       $ 5,260   $1,150       $1,100   $   15   $ 7,525
     Selling, general and administrative expenses                                                     (3,555)
     Expense from analysis of strategic                                                                 (537)
      alternatives and related activities
     Interest income and expense - net                                                                   (87)
                                                                                                     -------
 Income before income taxes                                                                          $ 3,346
                                                                                                     =======


Six months ended June 30, 1999
------------------------------
Sales                                                       $25,768   $6,447       $4,936   $1,124   $38,275
                                                           ========  =======  ===========  =======   =======

Segment profitability                                       $ 5,062   $1,240       $1,167   $  100   $ 7,569
     Selling, general and administrative expenses                                                     (4,182)
     Expense from analysis of strategic alternatives                                                    (381)
     Expense from restructuring activities                                                              (191)
     Interest income and expense - net                                                                  (226)
                                                                                                     -------
Income before income taxes                                                                           $ 2,589
                                                                                                     =======

NOTE E - EXPENSE FROM ANALYSIS OF STRATEGIC ALTERNATIVES, RESTRUCTURING AND OTHER ACTIVITIES

        During 2000, the Company incurred $537,000 of expenses associated with the Company's pursuit of a sale of the Company, the execution of a merger agreement with CoolBrands International Inc. and subsequent activities associated with removing conditions to close the sale. These expenses primarily included legal, investment banking and other professional service fees.

     During the first half of 1999, the Company incurred $572,000 in expenses associated with three separate activities, discussed below.

        The Company incurred approximately $381,000 in costs (primarily associated with legal, investment banking and other professional fees) associated with its examination of strategic alternatives to enhance shareholder value and its subsequent development of the Company's Growth and Restructuring Plan.

     In March 1999, the Company discontinued certain non-core manufacturing operations and as a result, terminated the employment of seven production employees at its Bloomfield, New Jersey packaging plant. As a result, the Company incurred related severance costs of approximately $105,000 all of which was paid during 1999.

     During the second quarter of 1999, the Company eliminated two vacant positions and terminated the employment of six employees located at the Company's corporate headquarters. The severance costs associated with the terminations totaled $86,000, the majority of which was paid by the end of 1999.

NOTE F - OTHER INFORMATION

     In September 1999, the Company's Board of Directors approved a plan which would provide certain lump sum payments to key employees if a change in control of the Company occurred prior to December 31, 2000. Assuming all employees covered remain employed through a change in control, these payments would total approximately $1.8 million. In addition, the plan also provides for certain severance payments as well as continued medical and healthcare benefits to employees who are terminated subsequent to a change in control of the Company.

   During the second quarter of 2000, the Company executed a merger agreement with CoolBrands International Inc. (formerly, Yogen Fruz World-Wide Incorporated), for the acquisition of Eskimo Pie Corporation at a purchase price
of (U.S.) $10.25 cash per share to shareholders of Eskimo Pie Corporation.   The
Company has called a special meeting of shareholders to be held on September 6, 2000 to vote on the merger transaction.

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

RESULTS OF OPERATIONS
---------------------

        Net income for the quarter ended June 30, 2000 was $1,403,000, or $0.40 per share as compared to $1,399,000, or $0.40 per share for the quarter ended June 30, 1999. For the six-month period ending June 30, 2000 net income was $2,108,000, or $.61 per share, a 29% increase from $1,631,000, or $0.47 per share in the same period in 1999.


Net Sales and Gross Profit
--------------------------

        Sales for the six-month period ending June 30, 2000 were $36.7 million, as compared to $38.3 million in the same period in 1999. This 4% decline was primarily due to decreases of inventory levels at the Company's licensees, due to the pending sale of the Company to CoolBrands International Inc. (formerly Yogen Fruz World-Wide Incorporated).

     Although the Company's sales have decreased, based on Nielson data, for the 3-month period ending June 24, 2000, consumption of the Company's branded products increased 16.2% as compared to the same period a year ago, despite an overall category increase of only 1.2%. This gain was primarily driven by an increase of 24.2% in Eskimo Pie brand product consumption, and increases of 14.6% and 13% respectively in Weight Watchers and Welch's product consumption. The Company's branded products are available in 94% of the total U.S. supermarkets.

        Gross margin for the six-month period increased by 70 basis points, from 45.1% in 1999 to 45.8% in 2000 as a result of continued cost controls and inventory management efforts.

Expenses and Other Income
-------------------------

   Advertising and sales promotion expenses as a percent of sales remain consistent with last years spending. During the first quarter of the year, spending in absolute dollars and as a percent of sales had increased over prior year spending. As a result of the pending sale of the company, spending against the Company's growth plan, particularly in consumer spending and research, was curtailed during the second quarter, and spending was brought more in line with historical spending trends of the Company.

     Selling, general and administrative expenses continue to decline, decreasing by approximately 15% as compared to the first six months of 1999. This is due in part to management's initiatives to control these costs and the reduction in force that was completed in the second quarter of 1999. This reduction is also due to a decrease in personnel as a result of voluntary terminations as it has become increasingly difficult to hire replacements in light of the Company's announcement to pursue a possible sale of the Company and the subsequent announcement of a pending sale of the Company to CoolBrands.

     During 2000, the Company incurred $537,000 of expenses associated with the Company's pursuit of a sale of the Company, the execution of a merger agreement with CoolBrands International Inc. and subsequent activities associated with removing conditions to close the sale. These expenses consist primarily of legal, investment banking and other professional fees.

     During 1999, the Company incurred $572,000 in expenses associated with three separate restructuring activities.

     During the first six months of 1999, the Company incurred approximately $381,000 in costs (primarily associated with legal, investment banking and other professional fees) associated with its examination of strategic alternatives to enhance shareholder value and the subsequent development of the Company's Growth and Restructuring Plan.

     In March 1999, the Company discontinued certain non-core manufacturing operations and as a result, terminated the employment of seven production employees at its Bloomfield, New Jersey packaging plant. As a result, the Company incurred related severance costs of approximately $105,000 all of which was paid during 1999.

    During the second quarter of 1999, the Company eliminated two vacant positions and terminated the employment of six employees located at the Company's corporate headquarters. The severance costs associated with the terminations totaled $86,000, the majority of which was paid by the end of 1999.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

    The Company's financial position continues to strengthen. The Company's net debt position (total debt less cash) has decreased by over $5.1 million, from $6.2 million as of June 30, 1999 to $1.1 million as of June 30, 2000. In addition, the Company's debt to equity position has significantly improved over the same period of time.

    The Company has a $10 million line of credit which is available for general corporate purposes through April of 2001. The Company generally seeks a one year extension of the line of credit during the second quarter of each year. The Company chose not to renew the line during the second quarter of 2000, due to the pending sale of the Company. There was no outstanding balance on this line of credit as of June 30, 2000.

    In September 1999, the Company's Board of Directors voted to suspend the quarterly dividend payments indefinitely. The Board's decision to suspend the dividend was made in light of the Company's decision to pursue all strategic alternatives to maximize shareholder value, including a possible sale of the Company as a whole or one or more sales of the Company's strategic assets. Management believes that the elimination of the dividend has enhanced the Company's financial flexibility as it pursued a possible sale of the Company. At this time the Board of Directors has no plans to reinstate the quarterly dividend payments.

    The Company believes that the annual cash generated from operations and funds available under its credit agreements will provide the Company with sufficient funds and the financial flexibility to support its ongoing business, strategic objectives and debt repayment requirements.

FUTURE PLANS AND FINANCIAL EXPECTATIONS
---------------------------------------

   During the second quarter, the Company executed a merger agreement with CoolBrands International Inc. (formerly, Yogen Fruz World-Wide Incorporated), for the acquisition of Eskimo Pie Corporation at a cash price of (U.S.) $10.25 per share to shareholders of Eskimo Pie Corporation.

   Based on the agreement with CoolBrands, the Company has called a special meeting of shareholders to be held on September 6, 2000, to vote on a merger transaction by which Eskimo Pie Corporation would become a wholly-owned subsidiary of CoolBrands. If the merger is approved by a vote of at least two-thirds of Eskimo Pie shares outstanding, exclusive of the approximate 17% interest owned by CoolBrands, the merger will be consummated upon satisfaction of closing conditions. If the vote necessary for the merger is not obtained, CoolBrands will commence a tender offer to purchase, for a cash price of $10.25 per share, all shares of Eskimo Pie stock tendered, subject to a minimum of approximately 41% of the Eskimo Pie shares not owned by CoolBrands being tendered. The proposed transaction, whether it is consummated in the form of a merger or a tender offer, remains subject to customary closing conditions.




FORWARD LOOKING STATEMENTS
--------------------------

    Statements contained in this Report on Form 10-Q regarding the Company's future plans and projected performance are forward looking statements within the meaning of federal securities laws and are based upon management's current expectations and beliefs about future events and their effect upon Eskimo Pie Corporation. There can be no assurance that future developments will mirror those currently anticipated by management. These forward looking statements involve risks and uncertainties including but not limited to the highly competitive nature of the frozen dessert market and the level of consumer interest in the Company's products, product costing, the weather, the performance of management including management's ability to implement its plans as contemplated, the Company's relationships with its licensees and licensors, government regulation and closing the sale of the Company with CoolBrands International Inc.. The risks and uncertainties are further discussed in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999. Actual results may vary materially from those included herein and the Company assumes no responsibility for updating these statements.

                           PART II, OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:
       27.      Financial Data Schedules, filed herewith.

(b)    Reports on Form 8-K:

       Current Report on Form 8-K dated May 4, 2000 - Item 5. Other Events, to file the Company's press release announcing that the Company entered into a Definitive Agreement with CoolBrands International Inc. for the acquisition of Eskimo Pie Corporation.


       Current Report on Form 8-K dated June 1, 2000 - Item 5. Other Events, to file the Company's press release announcing the execution of an amendment to the previously announced merger agreement entered into on May 3, 2000 with CoolBrands International Inc.


       Current Report on Form 8-K dated July 13, 2000 - Item 5. Other Events, to file the Company's press release announcing the special meeting of shareholders to be held on September 6, 2000 to vote on the proposed merger with CoolBrands International Inc., and to disclose other activities related to satisfying closing conditions of the sale of the Company.

                                   SIGNATURES
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       ESKIMO PIE CORPORATION



Date:  August 10, 2000        By /s/  David B. Kewer
                                 -------------------
                                      David B. Kewer
                                      President and Chief Executive Officer



Date:  August 10, 2000        By /s/  Thomas M. Mishoe, Jr.
                                 --------------------------
                                      Thomas M. Mishoe, Jr.
                                      Chief Financial Officer, Vice President,
                                      Treasurer and Corporate Secretary



Date:  August 10, 2000        By /s/  Kathryn L. Tyler
                                 ---------------------
                                      Kathryn L. Tyler
                                      Controller